Form 10-Q
period 1999-03-31
COMBINED PROFESSIONAL SERVICES INC
filed 1999-06-17
CIK 1075043

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 000-25675

COMBINED PROFESSIONAL SERVICES, INC.
(Exact name of registrant as it appears in its charter)
NEVADA	88-346441
(State or jurisdiction of        (I.R.S. Employer
incorporation or organization)    Identification No.)

1004 Coral Isle
Las Vegas, NV  89109
(Address of Principal Executive Office)    (Zip Code)

Registrant's telephone number, including area code:
(702) 217-1921

Registrant's Agent:  Shawn F. Hackman, Esq., 3360 W. Sahara
Ave., Las Vegas, NV  89102, (702) 732-2253

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.    Yes 	x	    No

At the end of the quarter ending March 31, 1999 there were 2,200,00 issued and outstanding shares of the registrants common stock.
There is no active market for the registrant's securities.
Total number of pages, including cover page 4.


PART I.  FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

Reference
Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.
1. Results of Operations
The Company has had no operations during this quarter.
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following documents are filed as part of this report:
(1)	Financial Statements as of March 31, 1999 as prepared by
Kurt D. Saliger
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Combined Professional Services,
Inc.


Dated: June 15, 1999	By: /S/
Cathy Souers, President
COMBINED PROFESSIONAL SERVICES, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS
	PAGE
INDEPENDENT AUDITORS' REPORT	1
FINANCIAL STATEMENTS
BALANCE SHEET	2
STATEMENT OF OPERATIONS	3
STATEMENT OF STOCKHOLDERS' EQUITY	4
STATEMENT OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6
KURT D. SALIGER
Certified Public Accountant
INDEPENDENT AUDITORS' REPORT
Board of Directors
Combined Professional Services, Inc.
Las Vegas, Nevada
I have audited the accompanying balance sheet of Combined Professional Services, Inc. (a development stage company), as of March 31, 1999; and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc. (a development stage company) at March 31, 1999 the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no operations and no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kurt D. Saliger C.P.A.

May 20, 1999


By:/S/ Kurt D. Saliger
Kurt D. Saliger
Certified Public Accountant

COMBINED PROFESSIONAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
1999
ASSETS

CURRENT ASSETS:

Cash
$62
Account Receivable
$3,000
TOTAL CURRENT ASSETS
$3,062

TOTAL ASSETS
$3,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable
$3,050
TOTAL CURRENT LIABILITIES
$3,050
STOCKHOLDERS' EQUITY:

Common stock, par value, $.001 authorized
50,000,000 shares issued and outstanding
at March 31, 1999 2,200,000 shares
$220
Additional paid in Capital
$10,735
Deficit Accumulated During Development
Stage
($10,943)
TOTAL STOCKHOLDERS' EQUITY
$12
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$3,062
See accompanying notes to financial statements & audit report
COMBINED PROFESSIONAL SERVICES, INC.
 (A Development Stage Company)
January 1, 1999 to March 31, 1999
STATEMENT OF OPERATIONS


October 11,
1995
(Inception)
to March 31,
1999
INCOME:


Revenue
$ 0
$10,609
TOTAL INCOME
$0
$10,609
EXPENSES


General, Selling and
Administrative
$24
$21,552
TOTAL EXPENSES
$24
$21,552
Net Profit/Loss(-)
($24)
($10,943)
Net Profit/Loss(-) per
share
$0.0000
($0.0050)
Average number of common
shares outstanding
2,200,000
2,200,000
See accompanying notes to financial statements & audit report
COMBINED PROFESSIONAL SERVICES, INC.
(A Development Stage Company)
March 31, 1999
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Common
Shares
Stock
Amount
Additional
paid-in
capital
Accumulated
Deficit
During
Development
Stage
October 1995
issued for Cash (Note 2)
49,000
$49
$1,051

Net Income, 10-11-95
(inception) to 12-31-95



$0
Balance, December 31, 1995
49,000
$49
$1,051
$0
Net (Loss), 12-31-96



($1,100)
Balance, December 31, 1996
49,000
$49
$1,051
($1,100)
Net Income, 12-31-97



$0
Balance, December 31, 1997
49,000
$49
$1,051
($1,100)
July 13, 1998
Treasury Stock
-29,000
($29)
($116)

July 20, 1998
Forward Stock Split 100:1
2,000,000




August 11, 1998
Issued for Cash
200,000
$200
$9,800

Net (Loss), 12-31-98



($9,819)
Net (Loss), 3-31-99



($24)
Balance, March 31, 1999
2,200,000
$220
$10,735
($10,943)
See accompanying notes to financial statements & audit report
COMBINED PROFESSIONAL SERVICES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Jan. 1,
1999 to
March 31,
1999
October 11,
1995
(inception)
March 31,
1999
Cash Flows from Operating Activities:


Net Loss
($24)
($10,943)
Accounts Receivable
$0
($3,000)
Accounts Payable
$0
$3,050
Cash flows from operating activities
($24)
($10,893)
Issue common stock
$0
$11,100
Treasury stock
$0
($145)
Net increase (decrease) in cash
($24)
$62
Cash, Beginning of Period
$86
$0
Cash, Ending of Period
$62
$62
See accompanying notes to financial statements & audit report COMBINED PROFESSIONAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March, 31, 1999
NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES
The Company was incorporated October 11, 1995, under laws of the State of Nevada. The Company was organized to engage in any lawful activity. The company currently has no operations and, in accordance SFAS #7, is considered a development stage company.
The Company has not determined its accounting policies and procedures, except as follows:
1. The Company uses the accrual method of accounting.
2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
NOTE 2-ISSUANCE OF COMMON STOCK
The Company issued 49,000 shares of common stock for cash of $1,100 in October 1995.
NOTE 3-WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock.
NOTE 4-GOING CONCERN
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

B:\10FINAL.10K