Form 10QSB
period 1999-06-30
COMBINED PROFESSIONAL SERVICES INC
filed 2000-02-28
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-25675

                      COMBINED PROFESSIONAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Nevada                                88-0346441
         (State of Organization)          (I.R.S. Employer Identification No.)

                      1004 Coral Isle, Las Vegas, NV  89018
                    (Address of Principal Executive Offices)

        Registrants Telephone Number, Including Area Code: (702) 217-1921

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]       No [X]

        Transitional Small Business Disclosure Format: Yes [ ]   No [X]

        2,200,000 Common Shares, $0.001 Par Value, Issued and Outstanding

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Independent Auditor's Report dated July 12, 1999

        Financial Statements

                  Balance Sheet
                  Statement of Operations
                  Statement of Stockholders' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

 Member American Institute                            Member Nevada Society
Certified Public Accountants                     of Certified Public Accountants

                             KURT D. SALIGER, C.P.A.
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Combined Professional Services, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Combined Professional Services, Inc. (a development stage company), as of June 30, 1999; and the related statement of operations, stockholders' equity and cash flows for the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc. at June 30, 1999; and the results of operations and their cash flows for the period ended June 30, 1999 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KURT D. SALIGER
-----------------------------------
Kurt D. Saliger C.P.A.
July 12, 1999


               5000 W. Qakey ~ Suite A-4 ~ Las Vegas, Nevada 89146
                    Phone: (702) 367-1988 Fax: (702) 870-8388

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

CURRENT ASSETS
              Cash                                                     $     38
              Accounts Receivable                                      $  3,000
                                                                       --------
              TOTAL CURRENT ASSETS                                     $  3,038
                                                                       --------
                                  TOTAL ASSETS                         $  3,038
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts Payable                                         $  5,400
                                                                       --------
              TOTAL CURRENT LIABILITIES                                $  5,400

STOCKHOLDERS' EQUITY
              Common Stock, $.001 par value authorized
              50,000,000 shares; issued and outstanding at
              June 30, 1999 2,200,000 shares                           $    220
              Additional Paid In Capital                               $ 10,735
              Deficit Accumulated During
              Development Stage                                        ($13,317)
                                                                       --------
              TOTAL STOCKHOLDERS' EQUITY                               ($ 2,362)
                                                                       --------
                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                        $  3,038
                                                                       ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                        January 1, 1999 to June 30, 1999

                                                                  October 11, 1995
                                                                    (Inception)
                                                                    to June 30,
                                                                        1999
                                                                    ------------
INCOME
Revenue                                           $         0       $    10,609
                                                  -----------       -----------
TOTAL INCOME                                      $         0       $    10,609

EXPENSES
General and Administrative                        $     2,398       $    23,926
                                                  -----------       -----------
TOTAL EXPENSES                                    $     2,398       $    23,926
                                                  -----------       -----------
NET PROFIT (LOSS)                                 $    (2,398)      $   (13,317)
                                                  ===========       ===========

NET PROFIT (LOSS) PER SHARE                       $   (0.0011)      $   (0.0061)
                                                  ===========       ===========

AVERAGE NUMBER OF SHARES OF COMMON
  STOCK OUTSTANDING                                 2,200,000         2,200,000
                                                  ===========       ===========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 1999

                                          Common Stock                           (Deficit)
                                    ------------------------                    Accumulated
                                      Number                      Additional      During
                                        of                         Paid In      Development
                                      Shares          Amount       Capital         Stage
                                    ---------         ------      ----------    -----------
October 1995
issued for cash (Note 2)               49,000          $ 49         $1,051

Net Income, 10-11-95
(inception) to 12-31-95                                                           $      0
                                    ---------          ----        -------        --------

Balance, Dec. 31, 1995                 49,000          $ 49         $1,051        $      0

Net (Loss), 12--31--96                                                            $ (1,100)
                                    ---------          ----        -------        --------
Balance, Dec. 31, 1996                 49,000          $ 49         $1,051        $ (1,100)

Net Income, 12--31--97                                                            $      0
                                    ---------          ----        -------        --------
Balance, Dec. 31, 1997                 49,000          $ 49         $1,051        $ (1,100)

July 13, 1998
Treasury Stock                       (-29,000)         $(29)         $(116)

July 20, 1998
Forward Stock Split 100:1           2,000,000

August 11, 1998
Issued For Cash                       200,000          $200         $9,800

Net (Loss), 12-31-98                                                              $ (9,819)
Net (Loss), 06-30-99                                                              $ (2,398)
                                    ---------          ----        -------        --------
Balance June 30, 1999               2,200,000          $220        $10,735        $(13,317)
                                    =========          ====        =======        ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                      Jan. 1,        Oct. 11, 1995
                                                       1999           (inception)
                                                    to June 30,       to June 30,
                                                       1999              1999
                                                    -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                            $(2,398)         $(13,317)
Accounts Receivable                                                    $ (3,000)
Accounts Payable                                      $ 2,350          $  5,400

CASH FLOWS FROM OPERATING ACTIVITIES
Issue common stock                                    $     0          $ 11,100
Treasury stock                                        $     0          $   (145)
                                                      -------          --------
Net increase
(decrease) in cash                                    $   (48)         $     38

Cash, Beginning of Period                             $    86          $      0
                                                      -------          --------
Cash, End of Period                                   $    38          $     38
                                                      =======          ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  October 11, 1995 (inception) to June 30, 1999

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

        The Company was incorporated October 11, 1995 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

NOTE 2 - ISSUANCE OF COMMON STOCK

        The Company issued 49,000 shares of common stock for cash of $1,100 in October, 1995. The Company also issued 200,000 shares of common stock for cash of $10,000 in August 1998.

NOTE 3 - GOING CONCERN

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

NOTE 4 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward looking statements contained in this Statement.

The Company was originally developed to provide secretarial services to other companies. The Company was unable to secure financing to complete this endeavor, and its original business plan was abandoned. The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described in Item 2 of the Second Amended Registration Statement. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

The Company's business is subject to numerous risk factors, including the following:

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history and has received no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it completes a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company completes a business combination with a profitable business opportunity. There is no assurance that the Company will identify a business opportunity or complete a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes a business combination, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm together with numerous other factors beyond the Company's control.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Inapplicable/None.

ITEM 2. CHANGES IN SECURITIES

        Inapplicable/None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Inapplicable/None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        Inapplicable/None.

ITEM 5. OTHER INFORMATION

        Inapplicable/None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

         Exhibit Number          Status         Title
         --------------          ------         -----
         3(I)                    (*)            Articles of Incorporation
         3(ii)                   (*)            By-laws
         10                      (*)            Material Contracts
         23                      (*)            Consents of Experts and Counsel [Prior]
         23                      (**)           Consents of Experts and Counsel [Current]
         24                      (**)           Power of Attorney
         27                      (**)           Financial Data Schedule

----------

(*)      Previously provided as an exhibit to the Company's Form 10SB.

(**)     Provided herewith.

B. REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMBINED PROFESSIONAL SERVICES, INC.

                                        By: /s/ CATHY SOUERS
                                            ------------------------------------
                                            Cathy Souers
                                            Its President

February 22, 2000