Form 10QSB
period 1999-09-30
COMBINED PROFESSIONAL SERVICES INC
filed 2000-02-28
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         Independent Auditor's Report dated October 29, 1999

         Financial Statements

                  Balance Sheet
                  Statement of Operations
                  Statement of Stockholders' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

Member American Institute                                  Member Nevada Society
of Certified Public Accountants                  of Certified Public Accountants

                             KURT D. SALIGER, C.PA.
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Combined Professional Services, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Combined Professional Services, Inc. (a development stage company), as of September 30, 1999; and the related statement of operations, stockholders' equity and cash flows for the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc. at September 30, 1999; and the results of operations and their cash flows for the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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


/s/ KURT D. SALIGER
-----------------------------------
Kurt D. Saliger C.P.A.
October 29, 1999
Las Vegas, Nevada

               5000 W. Oakey - Suite A-4 - Las Vegas, Nevada 89146
                    Phone: (702) 367-1988 Fax: (702) 870-8388

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS
             Cash                                              $    654
             Accounts Receivable                               $      0
                                                               --------
              TOTAL CURRENT ASSETS                             $    654
                                                               --------

                                   TOTAL ASSETS                $    654
                                                               ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts Payable                                  $  4,815
                                                               --------
             TOTAL CURRENT LIABILITIES                         $  4,815

STOCKHOLDERS' EQUITY
              Common Stock, $.001 par value
              authorized 50,000,000 shares;
              issued and outstanding at
              September 30, 1999 2,200,000 shares              $    220

             Additional Paid In Capital                        $ 10,735
             Deficit Accumulated During Development Stage      ($15,116)
                                                               --------
             TOTAL STOCKHOLDERS' EQUITY                        ($ 4,161)
                                                               --------

                           TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY                 $    654
                                                               ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      January 1, 1999 to September 30, 1999

                                                         October 11, 1995
                          January 1, 1999                  (Inception)
                           to September                    to September
                             30, 1999                        30, 1999
                            -----------                    -----------
INCOME

Revenue                     $         0                    $    10,609
                            -----------                    -----------
TOTAL INCOME                $         0                    $    10,609


EXPENSES

General and
       Administrative       $     4,197                    $    25,725
                            -----------                    -----------
TOTAL EXPENSES              $     4,197                    $    25,725
                            -----------                    -----------
NET PROFIT (LOSS)           ($    4,197)                   ($   15,116)
                            ===========                    ===========

NET PROFIT (LOSS)
PER SHARE                   ($   0.0019)                   ($   0.0069)
                            ===========                    ===========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             2,200,000                      2,200,000
                            ===========                    ===========

              See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 1999

                                           Common Stock                                      (Deficit)
                                   ------------------------------                           Accumulated
                                      Number                             Additional            During
                                        of                                 Paid In          Development
                                      Shares            Amount             Capital             Stage
                                   -----------        -----------        -----------        -----------
October 1995
issued for cash (Note 2)                49,000        $        49        $     1,051

Net Income, 10-11-95
(inception) to 12--31--95                                                                   $         0
                                   -----------        -----------        -----------        -----------
Balance, Dec. 31, 1995                  49,000        $        49        $     1,051        $         0

Net (Loss), 12--31--96                                                                      ($    1,100)
                                   -----------        -----------        -----------        -----------
Balance, Dec. 31, 1996                  49,000        $        49        $     1,051        ($    1,100)

Net Income, 12--31--97                                                                      $         0
                                   -----------        -----------        -----------        -----------
Balance, Dec. 31, 1997                  49,000        $        49        $     1,051        ($    1,100)

July 13, 1998
Treasury Stock                        (-29,000)       ($       29)       ($      116)

July 20, 1998
Forward Stock Split 100:1            2,000,000

August 11, 1998
Issued For Cash                        200,000        $       200        $     9,800

Net (Loss), 12--31--98                                                                      ($    9,819)
Net (Loss), 09--30--99                                                                      ($    4,197)
                                   -----------        -----------        -----------        -----------
Balance September 30, 1999           2,200,000        $       220        $    10,735        ($   15,116)
                                   ===========        ===========        ===========        ===========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                       Oct. 11, 1995
                                   Jan. 1, 1999         (inception)
                                   to September         to September
                                     30, 1999             30, 1999
                                     --------             --------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                           $ (4,197)            $(15,116)
Accounts Receivable                  $  3,000             $      0
Accounts Payable                     $  1,765             $  4,815

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Issue common stock                   $      0             $ 11,100
Treasury stock                       $      0             $   (145)
                                     --------             --------

Net increase
(decrease) in cash                   $    568             $    654

Cash, Beginning
of Period                            $     86             $      0

                                     --------             --------
Cash, End
of Period                            $    654             $    654
                                     ========             ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               October 11, 1995 (inception) to September 30, 1999

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

------------------

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