Form 10KSB40
period 1999-12-31
COMBINED PROFESSIONAL SERVICES INC
filed 2000-02-28
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                      1004 Coral Isle, Las Vegas, NV 89108
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (702) 217-1921

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

*Yes  [X]      No  [ ]

(*) As of the time of this filing.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $__________.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $__________.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

         2,200,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                     PART I

Item 1. Business

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

Item 2. Properties

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space provided by Ms. Souers, a director and officer, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Ms. Souers, a director and officer, and the Board of Directors.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

None

Item 6. Management's Discussion and Analysis or Plan of Operation

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and forward looking statements as that terms is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. Other than Mr. May, it is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.


                           EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see Item 5). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

1.    the available technical, financial and managerial resources

2.    working capital and other financial requirements

3.    history of operation, if any

4.    prospects for the future

5.    present and expected competition

6. the quality and experience of management services which may be available and the depth of that management

7.    the potential for further research, development or exploration

8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company

9.    the potential for growth or expansion

10.   the potential for profit

11. the perceived public recognition or acceptance of products, services or trades

12.   name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.


                          ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shares in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

Item 7. Financial Statements

See Independent Auditors Report, Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and Notes to Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person. The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

   Name/Address                          Age        Position
   Cathy Souers                          47         President
   1004 Coral Isle
   Las Vegas, NV 89109

   Diana C. Hewitt                       54         Secretary
   1004 Coral Isle
   Las Vegas, NV 89109

Cathy Souers; President/Treasurer/Director

Cathy Souers has been with the company since inception. She has A B. S. degree in Education and a B.A. degree in Accounting. She taught in public and private schools for many years, operated her own small business and is currently President of Gehrig Ironite, Inc., a business consulting services company that offers the following services: Articles of Incorporation, Resident Agent Services and Secretarial Services.

WORK EXPERIENCE

3-95 to present

President of Gehrig Ironite, Inc.
Las Vegas, NV 89108

Gehrig Ironite, Inc. is a professional resident agent and incorporation service in the State of Nevada.

Nevada Cooperative Extension
Las Vegas, Nevada
5-92 to 2-95

Vocational Education Instructor. Taught independent living skills to foster youth ages 15 1/2 and up. Volunteer coordinator for Foster Mentor Program. Recruit, train, screen, monitor and match volunteers from the community with adolescent foster youth to help with independent living skills.

Hebrew Academy
Las Vegas, Nevada
8-91 to 5-92

Spanish Teacher (K-8).

Clark County School District
Las Vegas, Nevada
8-90 to 8-91

Substitute school teacher.

Gadsden Independent School District
Gadsden, New Mexico

8-89 to 8-90

Teacher, 9th grade language arts for under-achievers (Title II program). Assistant baseball coach.

Charter Hospital
Santa Teresa, New Mexico
6-88 to 8-89

Teacher. Secondary math with emotionally disturbed and/or chemically-dependent adolescents.

Clinton Independent School District
Clinton, Texas
8-85 to 5-88

Teacher, 6th and 7th grade English.

Upper Valley Package Store
El Paso, Texas
1978 to 7-85

Owner/operator.

Diana C. Hewitt; Secretary/Director

Diana C. Hewitt has also been with the company since inception. From 1996 to 1998, she was the manager of the pit clerical department that deals with gaming audit and cash compliance at the Mirage Hotel & casino. In 1998, she transferred to the newly opened Bellagio Hotel & Casino as the manager of the pit clerical department.

                    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Jose F. Garcia, individually, is the owner and holder of 60,000 shares, or 2.73% of the Company's common stock. Vilma Garcia, the wife of Jose F. Garcia, is the owner and holder of 100,000 shares, or 4.55% of the Company's common stock. Together, Mr. and Mrs. Garcia possess 160,000 shares, or 7.27% of the Company's common stock.

On or about June 9, 1998, the United States Securities and Exchange Commission filed an enforcement proceeding in San Diego California against Global Timber Corporation, Stephen J. Sand, Jose F. Garcia, Jonathon Bentley-Stevens, David A. Kirk, and Pamela J. Vega. The Commission alleged that, from at least November 1995 through December 1996, Global Timber Corporation and certain officers and directors misrepresented to the public that Global Timber had the right to harvest certain timber located in the Philippines. By this misrepresentation, Global Timber grossly overstated its financial condition.

The Commission asked the Federal Court to permanently enjoin the Defendants from future violations of Section 10(b) of the Securities Exchange Act of 1934 and Commission Rule 10b-5, and impose a civil penalty against Sand, Garcia, Stevens, Kirk and Vega.

Mr. Jose F. Garcia consented, without admitting or denying the allegations in the complaint, to the entry of a judgment of permanent injunction enjoining him from future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and imposing a civil penalty of $25,000.00.


                             BLANK CHECK EXPERIENCE

Neither of the officers or directors have any experience with blank check companies. There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

        MR. JOSE F. GARCIA

Mr. Jose F. Garcia, a minority shareholder, has been involved as an officer ,director, resident agent and/or shareholder with five other blank check companies which have completed some form of corporate reorganization. Such companies are Tee-Rifik, Inc., Jo-Lee Corporation, Nevada Commercial Management, Inc., Abercrombie, Inc., and Essential Technologies, Inc.

Tee-Rifik, Inc. Mr. Garcia acted as Resident Agent and was a minority shareholder of 120,000 shares (less than 5% of the issued and outstanding shares). The company became public through Rule 144(k). In 1998, the company completed a reverse merger with Shop TV, Inc., a television and Internet shopping company based in Boca Raton, Florida. The combined company, upon information and belief, currently trades on the OTC Bulletin Board.

Jo-Lee Corporation. Mr. Garcia acted as Secretary and a Director who, at one time, held 1,135,000 shares or 12.1% of the then issued and outstanding common shares. The company became public through Rule 144(k). In 1995, the company acquired certain lumber assets. At that time, the name of the company was changed to Global Timber Corporation. Mr. Garcia resigned from the company in 1997. Upon information and belief, shares of Global Timber Corporation are no longer traded.

Nevada Commercial Management, Inc. Mr. Garcia acted as Resident Agent for Nevada Commercial Management, Inc. In 1998, the company completed a reverse merger with Aviation Industries, Inc. Upon information and belief, shares of Aviation Industries, Inc., are currently traded on the OTC Bulletin Board.

Abercrombie, Inc. Mr. Garcia held 100,000 or 4.5% of the issued and outstanding common shares of Abercrombie, Inc. The company became public through Rule 144(k). In 1995, the company completed a reverse merger with Spectre Motor Cars, a company based in the United Kingdom. Upon information and belief, shares of the company are currently traded on the OTC Bulletin Board.

Essential Technologies, Inc. Mr. Garcia held 270,000 or 1.4% of the issued and outstanding shares of Essential Technologies, Inc. The company underwent a reverse merger and changed its name to Forbidden City, Inc. Later, another name change occurred and the surviving entity became known as Quill Industries, Inc. The common shares of Quill Industries, Inc., upon information and belief, are currently traded on the OTC Bulletin Board.

Additional information with respect to the above entities is not readily available to Mr. Garcia, as Mr. Garcia is no longer affiliated, in any way, with such entities and does not have access to their books and records. Further, Mr. Garcia has had additional experience with other public companies, that were not blank check companies, that were involved in mergers and/or acquisitions.

        MR. RAYMOND M. GIRARD

Mr. Raymond M. Girard, a minority shareholder, has been involved as an officer, director, resident agent and/or shareholder with four other blank check companies which have completed some form of corporate reorganization. Such companies are Jo-Lee Corporation, Sedgewicke Business Alliance, Inc., Abercrombie, Inc., and Essential Technologies, Inc.

Jo-Lee Corporation. Mr. Girard acted as Resident Agent and at one time held 236,250 or 2.5% of the then issued and outstanding common shares. Jo-Lee Corporation became public through Rule 144(k). In 1995, the company acquired certain lumber assets. At that time, the name of the company was changed to Global Timber Corporation. Upon information and belief, shares of Global Timber Corporation are no longer traded.

Sedgewicke Business Alliance, Inc. Mr. Girard acted as Resident Agent, President, and as a Director of the company. At one time, Mr. Girard owned 100,000 or 5% of the then issued and outstanding common shares. The company become public through Rule 144(k). In 1995, the company completed a reverse merger with American Casinos International, Inc. At that time, Mr. Girard resigned as an Officer and Director of the company. The company has since changed its name to Enterprise Solutions, Inc. Upon information and belief, the company is currently traded on the OTC Bulletin Board.

Abercrombie, Inc. Mr. Girard held 100,000 or 4.5% of the issued and outstanding common shares of Abercrombie, Inc. The company became public through Rule 144(k). In 1995, the company completed a reverse merger with Spectre Motor Cars, a company based in the United Kingdom. Upon information and belief, shares of the company are currently traded on the OTC Bulletin Board.

Essential Technologies, Inc. Mr. Girard was the Resident Agent, Secretary and a Director of the company. At one time, Mr. Girard owned 408,331 or 2% of the then issued and outstanding common shares. The company become public through Rule 144(k). Essential Technologies, Inc., underwent a reverse merger and changed its name to Forbidden City, Inc. At that time, Mr. Girard resigned as an Officer and Director. Later, Forbidden City, Inc., changed its name to Life Industries. Subsequently, Life Industries changed its name to Quill Industries. Upon information and belief, shares of Quill Industries are currently traded on the OTC Bulletin Board.

Additional information with respect to the above entities is not readily available to Mr. Girard, as Mr. Girard is no longer affiliated, in any way, with such entities and does not have access to their books and records. Further, Mr. Girard has had additional experience with other public companies, that were not blank check companies, that were involved in mergers and/or acquisitions.

Item 10. Executive Compensation

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of

Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth each person known to the Company, as of August 31, 1998, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. Note that Cathy Souers is the beneficial owner of 200,000 shares issued to Gehrig Ironite, Inc., a company in which she is the president and sole shareholder, and another 5,000 shares that are owned by Mandy Souers, her daughter. Beneficial Owners of Five Percent of More

   Title of Class    Name/Address                        Shares               Percentage
                     of Owner                            Beneficially Owned   Ownership
   Common            Jose F. and Vilma Garcia            160,000              7.27%
                     3655 Campbell
                     Las Vegas, NV 89129

   Common            Ray and Netta Girard                184,400              8.38%

                     3153 Bel Air Dr.
                     Las Vegas, NV 89109

   Common            Cathy Souers                        247,800              11.26%
                     1004 Coral Isle Way
                     Las Vegas, NV 89108
   Common            Diana C. Hewitt                     50,000               2.27%
                     530 Delfern Lane
                     Las Vegas, NV 89108
   Common            Total owned by officers and         297,800              13.54%
                     directors (2 individuals)

Beneficial Ownership by Management

   Title of Class    Name/Address                        Shares               Percentage
                     of Owner                            Beneficially Owned   Ownership
   Common            Cathy Souers                        247,800              11.26%
                     1004 Coral Isle Way
                     Las Vegas, NV 89108

   Common            Diana C. Hewitt                     50,000               2.27%
                     530 Delfern Lane
                     Las Vegas, NV 89108

Item 12. Relationships and Related Transactions

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

On July 13, 1998, the Company purchased 19,500 shares from Cathy Souers and 9,500 shares from Diana Hewitt. The such 29,000 shares were purchased for a total of $145.

On July 17, 1998, Gehrig Ironite, Inc., purchased 200,000 shares of common stock from the Company for $10,000.00 Ms. Souers is the President of Gehrig Ironite, Inc., and an officer and director of the Company.

        Rule 405 of Regulation C defines a promoter as follows:

               Any person who, acting alone or in conjunction with one or more other persons, directly or indirectly, takes initiative in founding and organizing the business or enterprise of an issuer; or

               Any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities. However, a person who receives such securities or proceeds either solely as underwriting commissions or solely in consideration of property shall not be deemed a promoter within the meaning of this paragraph if such person does not otherwise take part in founding and organizing the enterprise.

        Further, Item 404(d) of Regulation S-B provides as follows:

        Transactions with promoters: Issuers organized within the past five years shall:

        1. State the names of the promoters, the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the issuer and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

        2. As to any assets acquired or to be acquired from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the issuer, also state the cost thereof to the promoter.

        The instructions to item 404 provide further, in pertinent part, that:

               A person does not have a material indirect interest in a transaction within the meaning of this item where the interest arises only:

               From such person's position as a director of another corporation or organization which is a party to the transaction and/or

               From the total ownership (direct or indirect) by all specified persons of less than a 10% equity interest in another person which is a party to the transaction ...

        Via a subscription agreement executed on October 26, 1995, Mr. Raymond
M. Girard purchased 1000 common shares of the Company for $50.00. At such time, Mr. Girard's interest amounted to 2.04%.

        Via a subscription agreement executed on October 19, 1995, Netta Girard (the spouse of Mr. Raymond M. Girard) purchased 1000 common shares of the Company for $50.00. At such time, Mrs. Girard's interest amounted to 2.04%.

        At this time, Mr. And Mrs. Raymond M. Girard possessed a combined interest in the amount of 4.08%.

        Via a subscription agreement executed on October 19, 1995, Mr. Jose F. Garcia purchased 1000 common shares of the Company for $50.00. At such time, Mr. Garcia's interest amounted to 2.04%.

        Via a subscription agreement executed on October 19, 1995, Vilma Garcia (the spouse of Mr. Jose F. Garcia) purchased 1000 common shares of the Company for $50.00. At such time, Vilma Garcia's interest amounted to 2.04%.

        At this time, Mr. and Mrs. Jose F. Garcia possessed a combined interest in the amount of 4.08%.

        In July 1998, the Company repurchased some founders from Ms. Souers and Hewitt. Ms. Souers sold to the Company 19,500 shares for the sum of $97.50. Ms. Hewitt sold to the Company 9,500 shares for the sum of $47.50. Thereafter, each retained 500 shares. At this time, Ms. Souers retained an ownership interest in 500 of 20,000 issued and outstanding shares. Such amount equating 2.5%. Further, Ms. Hewitt retained an ownership interest in 500 of 20,000 issued and outstanding shares. Such amount equating 2.5%.

        Concomitant with the share repurchase, the Company authorized a 100 to 1 forward stock split. Then, as part of a series of transactions authorized and executed on the same day, Gehrig Ironite, an entity controlled by Ms. Souers (Ms. Souers is the sole shareholder, officer and director of Gehrig Ironite), purchased 200,000 common shares of the Company for $10,000.

        The rationale for this series of transactions is simplistic. The Company was in need of operating capital. Ms. Souers, through Gehrig Ironite, was able to make a capital contribution to the Company. Ms. Hewitt, at this time, was unable to make an additional contribution, and as such, consented to the additional moderate dilution of her interest. Both Ms. Souers and Ms. Hewitt recognized that any additional capital contribution, absent the forgoing, would have had a dramatic dilutive effect on the Private Purchasers. Accordingly, to foster the best interest of the Company and the not deprive the Private Purchasers of any potential or actual shareholder value, Ms. Souers and Hewitt agreed to: (a) have the Company repurchase all but 500 of their founders' shares; (b) resolve a 100 to 1 forward split; and (c) allow the investment of necessary capital by Gehrig Ironite. Such agreement is reflected in the Minutes of a Special Meeting of Stockholders of the Company dated July 27, 1998.

        Subsequent to the share repurchase, forward split and capital infusion, the interests of the Girards (individually and jointly) and the Garcias (individually and jointly) were impacted as follows:

        Pre-Events                                        Post-Events*
        ----------                                        ------------
        Raymond M. Girard          2.04%                     3.8%
        Netta Girard               2.04%                     4.5%
        Joint Interest             4.08%                     8.3%

        Jose F. Garcia             2.04%                     2.7%
        Vilma Garcia               2.04%                     4.5%
        Joint Interest             4.08%                     7.2%

        *On July 23, 1998, Raymond M. Girard gifted a total of 15,600 shares to five (5) individuals. On July 28, 1998, Jose F. Garcia gifted a total of 40,000 shares to four (4) individuals.

        Via various subscription agreements, all other Private Purchasers purchased 1000 common shares of the Company for $50.00. Subsequent to the share repurchase, forward split and capital infusion, the interests of all other Private Purchasers were impacted as follows:

        Pre-Events                                        Post-Events*
        ----------                                        ------------
        2.04%                                                  4.5%

        The increased percentages of the Girard and Garcia interests were identical to the increased interest percentage of all Private Purchasers.

Item 13. Exhibits and Reports of Form 8-K

None

Item 14. Other

None

Member American Institute                                  Member Nevada Society
of Certified Public Accountants                  of Certified Public Accountants


                             KURT D. SALIGER, C.P.A.
                           Certified Public Accountant



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Combined Professional Services, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Combined Professional Services, Inc. (a development stage company), as of December 31, 1999; and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc. at December 31, 1999; and the results of operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

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



/s/
Kurt D. Saliger C.P.A.
Las Vegas, Nevada
February 10, 2000


               5000 W. Oakey o Suite A-4 o Las Vegas, Nevada 89146
                    Phone: (702) 367-1988 Fax: (702) 870-8388

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS

CURRENT ASSETS
              Cash                                                     $    542
              Accounts Receivable                                      $      0
                                                                       --------
              TOTAL CURRENT ASSETS                                     $    542
                                                                       --------
                                  TOTAL ASSETS                         $    542
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts Payable                                         $  4,815
                                                                       --------
              TOTAL CURRENT LIABILITIES                                $  4,815


STOCKHOLDERS' EQUITY
              Common Stock, $.001 par value
              authorized 50,000,000 shares;
              issued and outstanding at
              December 31, 1999      2,200,000 shares                  $    220

              Additional Paid In Capital                               $ 10,735

              Deficit Accumulated During
              Development Stage                                        ($15,228)
                                                                       --------
              TOTAL STOCKHOLDERS' EQUITY                               ($ 4,273)
                                                                       --------

                            TOTAL LIABILITIES AND
                            STOCKHOLDERS' EQUITY                       $    542
                                                                       ========


                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      January 1, 1999 to December 31, 1999



                                                                 October 11, 1995
                                                                    (Inception)
                                                                    to December
                                                                      31, 1999
                                                                -----------------
INCOME

Revenue                                     $         0             $    10,609
                                            -----------             -----------
TOTAL INCOME                                $         0             $    10,609


EXPENSES

General and
       Administrative                       $     4,309             $    25,837

                                            -----------             -----------
TOTAL EXPENSES                              $     4,309             $    25,837
                                            -----------             -----------
NET PROFIT (LOSS)                           $    (4,309)            $   (15,228)
                                            ===========             ===========

NET PROFIT (LOSS)
PER SHARE                                   $   (0.0020)            $   (0.0069)
                                            ===========             ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                             2,200,000               2,200,000
                                            ===========             ===========


                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 1999



                                     Common Stock                           (Deficit)
                                     ------------                          Accumulated
                               Number                        Additional       During
                                 of                          Paid In       Development
                               Shares            Amount      Capital          Stage
                               -----------       ------      ----------    -----------
October 1995
issued for cash (Note 2)            49,000       $  49       $  1,051

Net Income, 10--11--95
(inception) to 12--31--95                                                   $      0
                               -----------       -----       --------       --------
Balance, Dec. 31, 1995              49,000       $  49       $  1,051       $      0

Net (Loss), 12--31--96                                                      $ (1,100)
                               -----------       -----       --------       --------
Balance, Dec. 31, 1996              49,000       $  49       $  1,051       $ (1,100)

Net Income, 12--31--97                                                      $      0
                               -----------       -----       --------       --------
Balance, Dec. 31, 1997              49,000       $  49       $  1,051       $ (1,100)

July 13, 1998
Treasury Stock                     (29,000)     $  (29)      $   (116)

July 20, 1998
Forward Stock Split 100:1        2,000,000

August 11, 1998
Issued For Cash                    200,000       $ 200       $  9,800

Net (Loss), 12--31--98                                                      $ (9,819)
Net (Loss), 12--31--99                                                      $ (4,309)
Balance December                        --          --             --             --
   31, 1999                      2,200,000       $ 220       $ 10,735       $(15,228)
                               ===========       =====       ========       ========


                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                                    Jan. 1,            Oct. 11, 1995
                                                    1999 to            (inception)
                                                    December           to December
                                                    31, 1999           31, 1999
                                                    -------            --------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                                          $(4,309)           $(15,228)
Accounts Receivable                                 $ 3,000            $      0
Accounts Payable                                    $ 1,765            $  4,815

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Issue common stock                                  $     0            $ 11,100
Treasury stock                                      $     0            $   (145)
                                                    -------            --------

Net increase
(decrease) in cash                                  $   456            $    542

Cash, Beginning
of Period                                           $    86            $      0
                                                    -------            --------
Cash, End
of Period                                           $   542            $    542
                                                    =======            ========


                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                October 11, 1995 (inception) to December 31, 1999



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

          As a certified Public Accountant, I hereby consent to the inclusion of my report dated February 10, 2000, in the Form 10-KSB filed by Combined Professional Services, Inc., including all references to my reports to the extent they are concurrent therewith and contained in the Form 10-KSB.



                                        Kurt D. Saliger, C.P.A.
                                        -----------------------

Dated: February 22, 2000

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Combined Professional Services, Inc.,



                                       By: Cathy Souers
                                           ------------------------------------
                                           President and Director

Dated: February 22, 2000


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Combined Professional Services, Inc.,

                                       By: Diana Hewitt
                                           ------------------------------------
                                           Secretary-Treasurer and
                                           Director

Dated: February 22, 2000