Form 10QSB
period 2000-03-31
COMBINED PROFESSIONAL SERVICES INC
filed 2000-05-19
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

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

Yes [ ]        No  [X]


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $_________.

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

          Transitional Small Business Disclosure Format: Yes [ ]No [X]

                                     PART I

Item 1. Financial Statements

        Independent Auditor's Report dated May 11, 2000

        Financial Statements

               Balance Sheet
               Statement of Operations
               Statement of Stockholders' Equity
               Statement of Cash Flows
               Notes to Financial Statements

                              KURT D. SALIGER, CPA
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Combined Professional Services, Inc.
Las Vegas,  Nevada


                I have audited the accompanying balance sheet of Combined Professional Services, Inc., (a development stage company), as of March 31, 2000; and the related statement of operations, stockholders' equity and cash flows for the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

                In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc., at March 31, 2000; and the results of operations and their cash flows for the three months ended March 31, 2000 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

      /s/
   Kurt D. Saliqer C.P.A.
   Las Vegas, Nevada
   May 11, 2000

                      Combined Professional Services, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2000

                                     ASSETS

CURRENT ASSETS
               Cash                                                $ 390.00
               Accounts Receivable                                 $      0
                                                                   --------
               TOTAL CURRENT ASSETS
                                                                   $ 390.00
                                                                   --------
                      TOTAL ASSETS                                 $ 390.00
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                    $  8,715
                                                                   --------
               TOTAL CURRENT LIABILITIES
                                                                   $  8,715

STOCKHOLDERS' EQUITY
                Common Stock, $.001 par value
                authorized 50,000,000 shares;
                issued and outstanding at
                March 31, 2000
                2,200,000 shares                                   $    220

                Additional Paid in Capital                         $ 10,735

                Deficit Accumulated During
                Development Stage                                  ($19,280)
                                                                   --------
                TOTAL STOCKHOLDERS' EQUITY                         ($ 8,325)
                                                                   --------
                      TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                         $ 390.00
                                                                   ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                        January 1, 2000 to March 31, 2000

                                                                October 11, 1995
                                                                     (Inception)
                                                               to March 31, 2000

INCOME
Revenue                  $         0       $    10,609
                         -----------       -----------
TOTAL INCOME             $         0       $    10,609

EXPENSES

General and
     Administrative      $     4,052       $    29,889
                         -----------       -----------

TOTAL EXPENSES           $     4,052       $    29,889
                         -----------       -----------
NET PROFIT (LOSS)        ($    4,052)      ($   19,280)
                         ===========       ===========

NET PROFIT (LOSS)
PER SHARE                ($   0.0018)      ($   0.0088)
                         ===========       ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING          2,200,000         2,200,000
                         ===========       ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2000

                                  Common Stock
                                  ------------

                                                                          (Deficit)
                                                                          Accumulated
                                   Number                   Additional    During
                                   Of                       Paid In       Development
                                   Shares        Amount     Capital       Stage
                                   ----------    ------     ----------    -----------
October 1995
issued for cash (Note 2)              49,500     $  49      $  1,050

Net Income, 10-11-95
(inception) to 12-31-95                                                   $      0
                                   ---------     -----      --------      --------
Balance, Dec. 31, 1995                49,000     $  49      $  1,051      $      0

Net (Loss), 12-31-96                                                      $ (1,100)
                                   ---------     -----      --------      --------
Balance, Dec. 31, 1996                49,000     $  49      $  1,051      $ (1,100)

Net Income, 12-31-97                                                      $      0
                                   ---------     -----      --------      --------
Balance Dec. 31, 1997                 49,000     $  49      $  1,051      $ (1,100)

July 13, 1998
Treasury Stock                      (-29,000)    $ (29)     $   (116)

July 20, 1998
Forward Stock Split 100:1          2,000,000

August 11, 1998
Issued for Cash                      200,000     $ 200      $  9,800

Net (Loss), 12-31-98                                                      $ (9,819)
Net (Loss), 12-31-99                                                      $ (4,309)
Net (Loss), 03-31-00                                                      $ (4,052)
                                   ---------     -----      --------      --------
Balance
    March 31, 2000                 2,200,000     $ 220      $ 10,735      $(19,280)
                                   =========     =====      ========      ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                     Jan. 1, 2000         Oct. 11, 1995
                                     to                   (inception)
                                     Mar. 31, 2000        Mar. 31, 2000
                                     -------------        -------------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Net (Loss)                           $ (4,502)            $(19,280)
Accounts Receivable                  $      0             $      0
Accounts Payable                     $  3,900             $  8,715

CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Issue Common Stock                   $      0             $ 11,100
Treasury Stock                       $      0             $   (145)
                                     --------             --------

Net increase
(decrease) in cash                   $   (152)            $    390

Cash, Beginning of Period            $    542             $      0
                                     --------             --------
Cash, End of Period                  $    390             $    390
                                     ========             ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 October 11, 1995 (inception) to March 31, 2000

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

        The Company was incorporated on October 11, 1995, under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in the Registration Statement.

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

The Board of Directors has elected to begin implementing the Company's principal business purpose, described in Item 2 of the Amended Registration Statement. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               Inapplicable/None

ITEM 2.        CHANGES IN SECURITIES

               Inapplicable/None

ITEM 3.        DEFAULTS UPON SENIOR NOTES

               Inapplicable/None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

               Inapplicable/None

ITEM 5.        OTHER INFORMATION

               Inapplicable/None

ITEM 6.        EXHIBITS AND REPORTS OF FORM 8-K

               Inapplicable/None

A.             EXHIBITS


               Exhibit Number          Status        Title
               ---------------         --------      --------

               3(i)                    (*)           Articles of Incorporation
               3(ii)                   (*)           By-laws
               10                      (*)           Material Contracts
               23 [prior]              (*)           Consents of Experts and
                                                     Counsel
               23 [current]            (**)          Consents of Experts and
                                                     Counsel
               24                      (**)          Power of Attorney
               27                      (**)          Financial Data Schedule

---------------

(*) Previously provided as an exhibit to the Company's Registration Statement


(**) Provided herewith

---------------

B. REPORTS on FORM 8-K

   Inapplicable/None


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMBINED PROFESSIONAL SERVICES, INC.

                                            By: /s/ CATHY SOUERS
                                                --------------------------------
                                                Cathy Souers
                                                Its President

May 18, 2000