Form 10QSB
period 2000-06-30
COMBINED PROFESSIONAL SERVICES INC
filed 2000-08-14
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

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

Yes [X]        No  [ ]


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

                                     PART I

Item 1. Financial Statements

        Independent Auditor's Report dated August 1, 2000

        Financial Statements

               Balance Sheet
               Statement of Operations
               Statement of Stockholders' Equity
               Statement of Cash Flows
               Notes to Financial Statements

                              KURT D. SALIGER, CPA
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Combined Professional Services, Inc.
Las Vegas,  Nevada


       I have audited the accompanying balance sheet of Combined Professional Services, Inc., (a development stage company), as of June 30, 2000, and the related statement of operations, stockholders' equity and cash flows for the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc., at June 30, 2000; and the results of operations and their cash flows for the three months ended March 31, 2000 in conformity with generally accepted accounting principles.

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

      /s/
   Kurt D. Saliger C.P.A.
   Las Vegas, Nevada
   May 11, 2000

                      Combined Professional Services, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2000

                                     ASSETS




CURRENT ASSETS
               Cash                                             $ 362.00
               Accounts Receivable                              $      0
                                                                --------
               TOTAL CURRENT ASSETS                             $ 362.00
                                                                --------
                      TOTAL ASSETS                              $ 362.00
                                                                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                 $ 10,365
                                                                --------
               TOTAL CURRENT LIABILITIES                        $ 10,365

STOCKHOLDERS' EQUITY
                Common Stock, $.001 par value
                authorized 50,000,000 shares;
                issued and outstanding at
                March 31, 2000
                2,200,000 shares                                $    220

                Additional Paid in Capital                      $ 10,735

                Deficit Accumulated During
                Development Stage                               ($20,958)
                                                                --------
                TOTAL STOCKHOLDERS' EQUITY                      ($10,003)
                                                                --------
                      TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                      $ 362.00
                                                                ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                        January 1, 2000 to June 30, 2000

                                                                October 11, 1995
                                                                     (Inception)
                                                               to June 30, 2000



INCOME
Revenue                  $         0       $    10,609
                         -----------       -----------
TOTAL INCOME             $         0       $    10,609

EXPENSES

General and
     Administrative      $     5,730       $    31,567
                         -----------       -----------

TOTAL EXPENSES           $     5,730       $    31,567
                         -----------       -----------
NET PROFIT (LOSS)        ($    5,730)      ($   20,958)
                         ===========       ===========

NET PROFIT (LOSS)
PER SHARE                ($   0.0026)      ($   0.0095)
                         ===========       ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING          2,200,000         2,200,000
                         ===========       ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2000

                                  Common Stock


                                                                                      (Deficit)
                                                                                     Accumulated
                                 Number                             Additional         During
                                   Of                                Paid In         Development
                                 Shares            Amount            Capital            Stage
                               -----------       -----------       -----------       -----------
October 1995
issued for cash (Note 2)            49,500       $        49       $     1,051

Net Income, 10-11-95
(inception) to 12-31-95                                                              $         0
                               -----------       -----------       -----------       -----------
Balance, Dec. 31, 1995              49,000       $        49       $     1,051       $         0

Net (Loss), 12-31-96                                                                 $    (1,100)
                               -----------       -----------       -----------       -----------
Balance, Dec. 31, 1996              49,000       $        49       $     1,051       $    (1,100)

Net Income, 12-31-97                                                                 $         0
                               -----------       -----------       -----------       -----------
Balance Dec. 31, 1997               49,000       $        49       $     1,051       $    (1,100)

July 13, 1998
Treasury Stock                    (-29,000)      $       (29)      $      (116)

July 20, 1998
Forward Stock Split 100:1        2,000,000

August 11, 1998
Issued for Cash                    200,000       $       200       $     9,800

Net (Loss), 12-31-98                                                                 $    (9,819)
Net (Loss), 12-31-99                                                                 $    (4,309)
Net (Loss), 03-31-00                                                                 $    (5,730)
                               -----------       -----------       -----------       -----------
Balance
    March 31, 2000               2,200,000       $       220       $    10,735       $   (20,958)
                               ===========       ===========       ===========       ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                      Jan. 1, 2000            Oct. 11, 1995
                                      to                      (inception)
                                      Jun. 30, 2000           Jun. 30, 2000
                                      -------------           -------------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Net (Loss)                              $ (5,730)               $(20,958)
Accounts Receivable                     $      0                $      0
Accounts Payable                        $  5,500                $ 10,365

CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Issue Common Stock                      $      0                $ 11,100
Treasury Stock                          $      0                $   (145)
                                        --------                --------

Net increase
(decrease) in cash                      $   (180)               $    362

Cash, Beginning of Period               $    542                $      0
                                        --------                --------
Cash, End of Period                     $    362                $    362
                                        ========                ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  October 11, 1995 (inception) to June 30, 2000

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

               Inapplicable/None

ITEM 5.        OTHER INFORMATION

               Inapplicable/None

ITEM 6.        EXHIBITS AND REPORTS OF FORM 8-K

               Inapplicable/None

A. EXHIBITS


               Exhibit Number          Status        Title
               ---------------         --------      --------
         11


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

                                        COMBINED PROFESSIONAL SERVICES, INC.

                                        By: /s/ CATHY SOUERS
                                           -------------------------------------
                                           Cathy Souers
                                           Its President

August 1, 2000