Form 10-Q
period 2000-09-30
COMBINED PROFESSIONAL SERVICES INC
filed 2000-11-14
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                                     PART I

    Item 1.  Financial Statements

        Independent Auditor's Report dated November 1, 2000

        Financial Statements

               Balance Sheet
               Statement of Operations
               Statement of Stockholders' Equity
               Statement of Cash Flows
               Notes to Financial Statements

                              KURT D. SALIGER, CPA
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

      Board of Directors
      Combined Professional Services, Inc.
      Las Vegas,  Nevada


              I have audited the accompanying balance sheet of Combined Professional Services, Inc., (a development stage company), as of September 30, 2000; and the related statement of operations, stockholders' equity and cash flows for the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services, Inc., at September 30, 2000; and the results of operations and their cash flows for the three months ended September 30, 2000 in conformity with generally accepted accounting principles.

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

          /s/
      Kurt D. Saliger C.P.A.
      Las Vegas, Nevada
      November 1, 2000

                      Combined Professional Services, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2000

                                     ASSETS

CURRENT ASSETS
              Cash                                                              $ 282.00
              Accounts Receivable                                               $      0

                                                                                --------
              TOTAL CURRENT ASSETS                                              $ 282.00

                                                                                --------
                      TOTAL ASSETS                                              $ 282.00
                                                                                ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                  Accounts Payable
                                                                                $ 11,366
                                                                                --------
                  TOTAL CURRENT LIABILITIES                                     $ 11,366

STOCKHOLDERS' EQUITY
               Common Stock, $.001 par value authorized 50,000,000 shares;
               issued and outstanding at September 30, 2000 2,200,000 shares    $    220

    Additional Paid in Capital                                                  $ 10,735

    Deficit Accumulated During
    Development Stage                                                           ($22,039)
                                                                                --------
    TOTAL STOCKHOLDERS' EQUITY                                                  ($11,084)
                                                                                --------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                 $ 282.00
                                                                                ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                     January 1, 2000 to September 30, 2000

                                                            October 11, 1995
                                                                 (Inception)
                                                       to September 30, 2000

INCOME
Revenue                  $         0       $    10,609
                         -----------       -----------
TOTAL INCOME             $         0       $    10,609

EXPENSES

General and
     Administrative      $     6,811       $    32,648
                         -----------       -----------

TOTAL EXPENSES           $     6,811       $    32,648
                         -----------       -----------
NET PROFIT (LOSS)        $    (6,811)      $   (22,039)
                         ===========       ===========


NET PROFIT (LOSS)
PER SHARE                $   (0.0031)      $   (0.0100)
                         ===========       ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING          2,200,000         2,200,000
                         ===========       ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2000

                                  Common Stock


                                                                          (Deficit)
                                                                          Accumulated
                                  Number                    Additional    During
                                  Of                        Paid In       Development
                                  Shares         Amount     Capital       Stage
                                  ---------      ------     ----------    -----------
    October 1995
    issued for cash (Note 2)         49,500       $ 49       $ 1,050

    Net Income, 10-11-95
    (inception) to 12-31-95                                                $      0
                                  ---------       ----       -------       --------
    Balance, Dec. 31, 1995           49,000       $ 49       $ 1,051       $      0

    Net (Loss), 12-31-96                                                   $ (1,100)
                                  ---------       ----       -------       --------
    Balance, Dec. 31, 1996           49,000       $ 49       $ 1,051       $ (1,100)

    Net Income, 12-31-97                                                   $      0
                                  ---------       ----       -------       --------
    Balance Dec. 31, 1997            49,000       $ 49       $ 1,051       $ (1,100)

    July 13, 1998
    Treasury Stock                  (29,000)      $(29)      $  (116)

    July 20, 1998
    Forward Stock Split 100:1     2,000,000

    August 11, 1998
    Issued for Cash                 200,000       $200       $ 9,800

    Net (Loss), 12-31-98                                                   $ (9,819)
    Net (Loss), 12-31-99                                                   $ (4,309)
    Net (Loss), 09-30-00                                                   $ (6,811)
                                  ---------       ----       -------       --------
    Balance
        September 30, 2000        2,200,000       $220       $10,735       $(22,039)
                                  =========       ====       =======       ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                               Jan. 1, 2000   Oct. 11, 1995
                                               to             (inception)
                                               Sept. 30, 2000 Sept. 30, 2000

CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Net (Loss)                     $ (6,811)      $(22,039)
Accounts Receivable            $      0       $      0
Accounts Payable               $  6,551       $ 11,366

CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Issue Common Stock             $      0       $ 11,100
Treasury Stock                 $      0       $   (145)
                               --------       --------

Net increase
(decrease) in cash             $   (260)      $    282

Cash, Beginning of Period      $    542       $      0
                               --------       --------
Cash, End of Period            $    282       $    282
                               ========       ========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               October 11, 1995 (inception) to September 30, 2000

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

                                    COMBINED PROFESSIONAL SERVICES, INC.

                                    By:     /s/ CATHY SOUERS
                                       ---------------------------------
                                       Cathy Souers
                                       Its President

      May 18, 2000