Form 10KSB
period 2000-12-31
COMBINED PROFESSIONAL SERVICES INC
filed 2001-03-23
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      Securities registered under Section 12(b) of the Exchange Act: Common

              Common Stock Over The Counter Bulletin Board (OTCBB)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

*Yes  [X]      No  [ ]

(*) As of the time of this filing.

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year.  $0.00

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

Item 13. Exhibits and Reports of Form 8-K

A report on Form 8-K is being filed simultaneously herewith. It provides, in pertinent part, that:

         On February 27, 2001, Combined Professional Services, Inc., held a
Special Meeting of Stockholders wherein upon a motion duly made, seconded, and carried, it was resolved that Marc Baker of 1201 S. Ocean Drive, 1111 North,
Hollywood, Florida, 33019, was elected to the Board of Directors.

         Concomitant with Mr. Baker's election to the Board of Directors of
Combined Professional Services, Inc., Mr. Baker was issued 2,300,000 shares of the Company's common stock.  Currently, Mr. Baker owns, possesses and controls
2,300,000 shares of the Company's 4,500,000 shares of issued and outstanding common stock, or, 51.1%.

         Mr. Baker tendered no consideration for his shares, rather, the Board of Directors Determined that such issuance was necessary and proper to entice
Mr. Baker to become affiliated with the Company due to his extensive experience in mergers and acquisitions.

         On March 14, 2001, the Board of Directors of Combined Professional
Services, Inc., accepted the resignations of Cathy Souers and Diana Hewitt, and at such time elected Mr. Marc Baker as President, Secretary and Treasurer of
Combined Professional Services, Inc. As such, Mr. Baker became the Company's sole officer and director.

Item 14. Other

None

Member American Institute                                  Member Nevada Society
of Certified Public Accountants                  of Certified Public Accountants

                             KURT D. SALIGER, C.P.A.
                           Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Combined Professional Services, Inc.
Las Vegas, Nevada

        I have audited the accompanying balance sheet of Combined Professional
Services, Inc. (a development stage company), as of December 31, 2000; and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined
Professional Services, Inc. at December 31, 2000; and the results of operations and their cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

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
February 12, 2001

               5000 W. Oakey o Suite A-4 o Las Vegas, Nevada 89146
                    Phone: (702) 367-1988 Fax: (702) 870-8388

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS
              Cash                                                     $    296
              Accounts Receivable                                      $      0
                                                                       --------
              TOTAL CURRENT ASSETS                                     $    296
                                                                       --------
                                  TOTAL ASSETS                         $    296
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts Payable                                         $  11,187
                                                                       --------
              TOTAL CURRENT LIABILITIES                                $  11,187

STOCKHOLDERS' EQUITY
              Common Stock, $.001 par value
              authorized 50,000,000 shares;
              issued and outstanding at
              December 31, 2000      2,200,000 shares                  $    220

              Additional Paid In Capital                               $ 10,735

              Deficit Accumulated During
              Development Stage                                        ($21,846)
                                                                       --------
              TOTAL STOCKHOLDERS' EQUITY                               ($10,891)
                                                                       --------

                            TOTAL LIABILITIES AND
                            STOCKHOLDERS' EQUITY                       $    296
                                                                       ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      January 1, 2000 to December 31, 2000

                                                                 October 11, 1995
                                                                    (Inception)
                                                                    to December
                                                                      31, 2000
                                                                -----------------

INCOME

Revenue                                     $         0             $    10,609
                                            -----------             -----------
TOTAL INCOME                                $         0             $    10,609

EXPENSES

General and
       Administrative                       $     6,618             $    32,455

                                            -----------             -----------
TOTAL EXPENSES                              $     6,618             $    32,455
                                            -----------             -----------
NET PROFIT (LOSS)                           $    (6,618)            $   (21,846)
                                            ===========             ===========

NET PROFIT (LOSS)
PER SHARE                                   $   (0.0030)            $   (0.0099)
                                            ===========             ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                             2,200,000               2,200,000
                                            ===========             ===========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2000

                                     Common Stock                           (Deficit)
                                     ------------                          Accumulated
                               Number                        Additional       During
                                 of                          Paid In       Development
                               Shares            Amount      Capital          Stage
                               -----------       ------      ----------    -----------

October 1995
issued for cash (Note 2)            49,000       $  49       $  1,051

Net Income, 10--11--95
(inception) to 12--31--95                                                   $      0
                               -----------       -----       --------       --------
Balance, Dec. 31, 1995              49,000       $  49       $  1,051       $      0

Net (Loss), 12--31--96                                                      $ (1,100)
                               -----------       -----       --------       --------
Balance, Dec. 31, 1996              49,000       $  49       $  1,051       $ (1,100)

Net Income, 12--31--97                                                      $      0
                               -----------       -----       --------       --------
Balance, Dec. 31, 1997              49,000       $  49       $  1,051       $ (1,100)

July 13, 1998
Treasury Stock                     (29,000)     $  (29)      $   (116)

July 20, 1998
Forward Stock Split 100:1        2,000,000

August 11, 1998
Issued For Cash                    200,000       $ 200       $  9,800

Net (Loss), 12--31--98                                                      $ (9,819)
Net (Loss), 12--31--99                                                      $ (4,309)
Net (Loss), 12--31--00                                                      $ (6,618)
Balance December                        --          --             --             --
   31, 2000                      2,200,000       $ 220       $ 10,735       $(21,846)
                               ===========       =====       ========       ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                    Jan. 1,            Oct. 11, 1995
                                                    2000 to            (inception)
                                                    December           to December
                                                    31, 2000           31, 2000
                                                    -------            --------

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                                          $(6,618)           $(21,846)
Accounts Receivable                                 $                  $      0
Accounts Payable                                    $ 6,372            $  11,187

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Issue common stock                                  $     0            $ 11,100
Treasury stock                                      $     0            $   (145)
                                                    -------            --------

Net increase
(decrease) in cash                                  $  (246)           $    296

Cash, Beginning
of Period                                           $   542            $      0
                                                    -------            --------
Cash, End
of Period                                           $   296            $    296
                                                    =======            ========

                 See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                October 11, 1995 (inception) to December 31, 2000

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

          As a certified Public Accountant, I hereby consent to the inclusion of my report dated February 12, 2001, in the Form 10-KSB filed by Combined
Professional Services, Inc., including all references to my reports to the extent they are concurrent therewith and contained in the Form 10-KSB.

                                        Kurt D. Saliger, C.P.A.
                                        -----------------------

Dated: March 21, 2001

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

Dated: March 1, 2001

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

Dated: March 1, 2001