Form 10QSB
period 2001-03-31
COMBINED PROFESSIONAL SERVICES INC
filed 2001-05-18
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

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
                                                        Identification No.)

              2700 North 29 Avenue, Suite 305, Hollywood, FL 33020
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (954) 927-5563

                      1004 Coral Isle, Las Vegas, NV 89108
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

       3,017,778 Common Shares, $0.001 Par Value, Issued and Outstanding

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     March 31,
                                                       2001         December 31,
                                                    (Unaudited)         2000
                                                    -----------     ------------
                                     ASSETS

CURRENT ASSETS
Cash                                                $      296       $      296
                                                    -----------      -----------

TOTAL CURRENT ASSETS                                       296              296
                                                    -----------      -----------

TOTAL ASSETS                                        $      296       $      296
                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                    $   11,187       $   11,187
                                                    -----------      -----------

TOTAL CURRENT LIABILITIES                               11,187           11,187
                                                    -----------      -----------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value
authorized 50,000,000 shares;
2,200,000 shares issues and
outstanding                                              4,500            2,200

Additional Paid in Capital                               6,455            8,755

Deficit Accumulated During
Development Stage                                      (21,846)         (21,846)
                                                    -----------      -----------

TOTAL STOCKHOLDERS' DEFICIT                            (10,891)         (10,891)
                                                    -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                               $      296       $      296
                                                    ===========      ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                               October 11, 1995
                                                                  (Inception)
                                                                  to March 31,
                                   2001             2000               2001
                                 --------         --------    -----------------

INCOME

Revenue                          $       -       $      -        $      10,609
                                -----------    -----------         ------------

TOTAL INCOME                             -              -               10,609
                                -----------    -----------         ------------

EXPENSES

General and Administrative               -          6,618               32,455
                                -----------    -----------         ------------

TOTAL EXPENSES                           -          6,618               32,455
                                -----------    -----------         ------------

NET INCOME (LOSS)                $       -       $ (6,618)      $      (21,846)
                                ===========    ===========         ============

NET INCOME (LOSS) PER SHARE      $       -       $(0.0030)      $      (0.0099)
                                ===========    ===========         ============

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                      3,017,778      2,200,000            2,200,000
                                ===========    ===========         ============

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                               October 11, 1995
                                                                   (Inception)
                                                                   to March 31,
                                   2001             2000              2001
                               ------------     -----------  -------------------

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                      $       -       $  (6,618)     $       (21,846)
Accounts Payable                        -           6,372               11,187
                               ------------     -----------  -------------------

NET CASH USED IN
OPERATING ACTIVITIES                    -            (246)             (10,659)
                               ------------     -----------  -------------------

CASH FLOWS FROM
INVESTING ACTIVITIES                    -               -                    -
                               ------------     -----------  -------------------

CASH FLOWS FROM
FROM FINANCING ACTIVITIES
Issue common stock                      -               -               11,100
Treasury stock                          -               -                 (145)
                               ------------     -----------  -------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                    -               -               10,955
                               ------------     -----------  -------------------

Net increase
(decrease) in cash                      -            (246)                 296

Cash, Beginning of Period             296             542                    -
                               ------------     -----------  -------------------

Cash, End of Period             $     296       $     296      $           296
                               ============     ===========  ===================

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31,
2001.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 18, 2001                          By /s/ Marc Baker
                                           -------------------------------------
                                                   Marc Baker, President