Form 10QSB
period 2001-06-30
COMBINED PROFESSIONAL SERVICES INC
filed 2001-08-02
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001

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

        4,650,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      June 30,
                                                       2001         December 31,
                                                    (Unaudited)         2000
                                                    -----------     ------------
                                     ASSETS

CURRENT ASSETS
Cash                                                $      296       $      296
                                                    -----------      -----------

TOTAL CURRENT ASSETS                                       296              296

OTHER ASSET
Investment Held-to-Maturity Security                     3,320
                                                    -----------      -----------

TOTAL ASSETS                                        $    3,616       $      296
                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                    $   11,187       $   11,187
                                                    -----------      -----------

TOTAL CURRENT LIABILITIES                               11,187           11,187
                                                    -----------      -----------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value
authorized 50,000,000 shares;
4,650,000 shares issued and
outstanding for 2001; 2,200,000
shares issued and outstanding
for 2000                                                 4,650            2,200

Additional Paid in Capital                               9,625            8,755

Deficit Accumulated During
Development Stage                                      (21,846)         (21,846)
                                                    -----------      -----------

TOTAL STOCKHOLDERS' DEFICIT                             (7,571)         (10,891)
                                                    -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                               $    3,616       $      296
                                                    ===========      ===========

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                   October 11, 1995
                                    Three Months Ended               Six Months Ended                (Inception)
                                 June 30,        June 30,         June 30,        June 30,            to June 30,
                                   2001            2000             2001           2000                  2001
                                 --------        --------         --------        --------         ----------------

INCOME

Revenue                          $       -       $      -         $       -       $      -           $     10,609
                                -----------    -----------       -----------     -----------         ------------

TOTAL INCOME                             -              -                 -              -                 10,609
                                -----------    -----------       -----------     -----------         ------------

EXPENSES

General and Administrative               -              -                 -            6,618               32,455
                                -----------    -----------       -----------     -----------         ------------

TOTAL EXPENSES                           -              -                 -            6,618               32,455
                                -----------    -----------       -----------     -----------         ------------

NET INCOME (LOSS)                $       -      $       -         $       -       $   (6,618)        $    (21,846)
                                ===========    ===========       ===========     ===========         ============

NET INCOME (LOSS) PER SHARE      $       -      $       -         $       -       $   (0.00)         $     (0.01)
                                ===========    ===========       ===========     ===========         ============

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                      4,537,912      2,200,000          3,782,044       2,200,000            2,337,075
                                ===========    ===========       ===========     ===========         ============

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               October 11, 1995
                                     Six Months Ended            (Inception)
                                  June 30,        June 30,        to June 30,
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

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information  and with the  instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted  accounting  principles for complete  financial  statements and should be read in conjunction with Notes to Financial  Statements contained in the Company's Annual Report on Form 10-KSB for the year  ended  December  31,  2000.  In the  opinion  of  management,  all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended
June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Stock Transactions

     On February 27, 2001, the Company issued 2,300,000 shares of common stock to the president of the Company. On June 7, 2001, the Company exchanged 150,000 shares of its common stock for 49 shares of the common stock (4.9%) of a Florida corporation, Florida Discount Securities, Inc. (FDSI). The 49 shares of FDSI were valued at $3,320.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2001                          By /s/ Marc Baker
                                           -------------------------------------
                                             Marc Baker, President