Form 10QSB
period 2001-09-30
COMBINED PROFESSIONAL SERVICES INC
filed 2001-10-16
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

        4,650,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                            September 30,          December 31,
                                                2001                   2000
                                            ------------           ------------
                                            (Unaudited)

                      ASSETS

CURRENT ASSETS
Cash                                        $       296            $       296
                                            ------------           ------------
TOTAL CURRENT ASSETS                                296                    296
OTHER ASSET
Investment - Held-to-Maturity Security            3,320
                                            ------------           ------------

TOTAL ASSETS                                $     3,616            $       296
                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                            $    11,187            $    11,187
Due to Officer                                    1,013
                                            ------------           ------------
TOTAL CURRENT LIABILITIES                        12,200                 11,187
                                            ------------           ------------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value
authorized 50,000,000 shares;
4,650,000 shares issued and
outstanding for 2001; 2,200,000
shares issued and outstanding
for 2000                                          4,650                  2,200
Additional Paid in Capital                        9,625                  8,755
Deficit Accumulated During
Development Stage                               (22,859)               (21,846)
                                            ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                      (8,584)               (10,891)
                                            ------------           ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                       $     3,616            $       296
                                            ============           ============

                See accompanying notes to financial statements.

                                       2

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                                                    October 11, 1995
                                  Three Months Ended           Nine Months Ended       (Inception)
                                Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,    to Sept. 30,
                                   2001          2000          2001          2000          2001
                               ----------    ----------    ----------    ----------    ----------

INCOME
Revenue                        $             $             $             $             $  10,609
                               ----------    ----------    ----------    ----------    ----------
TOTAL INCOME                           0             0             0             0        10,609
                               ----------    ----------    ----------    ----------    ----------

EXPENSES

General and Administrative         1,013                                     6,618        33,468
                               ----------    ----------    ----------    ----------    ----------

TOTAL EXPENSES                     1,013             0             0         6,618        33,468
                               ----------    ----------    ----------    ----------    ----------

NET INCOME (LOSS)              $  (1,013)    $       0     $       0     $  (6,618)    $ (22,859)
                               ==========    ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER SHARE    $    (.00)    $       0     $       0     $   (0.00)    $   (0.01)
                               ==========    ==========    ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON STOCK
OUTSTANDING                    4,650,000     2,200,000     4,074,542     2,200,000     2,434,640
                               ==========    ==========    ==========    ==========    ==========

                See accompanying notes to financial statements.

                                       3

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               October 11, 1995
                                      Nine Months Ended           (Inception)
                               September 30,    September 30,   to September 30,
                                    2001             2000            2001
                                ----------       ----------       ----------

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                      $   (1,013)      $   (6,618)      $  (21,846)
Accounts Payable                                      6,372           11,187
Due to Officer                       1,013
                                ----------       ----------       ----------

NET CASH USED IN
OPERATING ACTIVITIES                     0             (246)         (10,659)
                                ----------       ----------       ----------

CASH FLOWS FROM
INVESTING ACTIVITIES                     0                0                0
                                ----------       ----------       ----------

CASH FLOWS FROM
FROM FINANCING ACTIVITIES
Issue common stock                                                    11,100
Treasury stock                                                          (145)
                                ----------       ----------       ----------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                     0                0           10,955
                                ----------       ----------       ----------

Net increase
(decrease) in cash                                     (246)             296
Cash, Beginning of Period              296              542
                                ----------       ----------       ----------
Cash, End of Period             $      296       $      296       $      296
                                ==========       ==========       ==========

                See accompanying notes to financial statements.

                                       4

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                                       5

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 15, 2001                          By /s/ Marc Baker
                                           -------------------------------------
                                             Marc Baker, President