Form 10KSB
period 2001-12-31
COMBINED PROFESSIONAL SERVICES INC
filed 2002-03-27
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

        9,300,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

Management's Discussion and Analysis

SEARCH FOR TARGET COMPANY

Our plan is to enter into a transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a transaction, nor engaged the services of any independent third party for such purpose. Mr. Baker, our sole officer has agreed to fund the expenses associated with the preparation and filing of any reports under the Exchange Act and has funded the professional accounting fees associated with the preparation of this
Annual Report on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with any business transaction.

The Company may enter into agreements with non-affiliated third party consultants to assist in locating a target company. It may be anticipated that such other consultants may also be issued shares of the Company. There is no minimum or maximum amount of stock, options, or cash consideration that the
Company may grant, pay or agree to issue to such third party consultants.

The Company anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date, the Company has not utilized solicitation, does not anticipate that it will do so, and expects to rely solely on referrals of potential target companies from professionals, including consultants, in the business and financial communities.

MANAGEMENT OF THE COMPANY

The Company has no full time employees. Mr. Baker, at present, are our sole officer and directors and a control shareholder. Mr. Baker has agreed to allocate a portion of their time to the activities of the Company, including pursuit of a transaction. As a result potential conflicts may arise with respect to the time commitment by Mr. Baker and the potential demands of the Company's activities.

The amount of time devoted by Mr. Baker on the activities of the Company cannot be predetermined. Such time may vary widely from an extensive amount when reviewing a potential target company and effecting a transaction to an essentially passive role when activities of management focus elsewhere, or some amount in between. It is impossible to state with any precision the exact amount of time Mr. Baker will actually be required to spend to locate a suitable target company and negotiate a transaction. Mr. Baker estimates that the business plan of the Company can be implemented by devoting cumulatively approximately 10 to
15 hours per month over the course of several months but such figure cannot be stated with precision.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, which entity desires to pursue the perceived advantages of a transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statement and the notes to the financial statements that are included as part of this Annual Report on
Form 10-KSB. This lack of diversification should be considered a substantial risk to our investors.

We may seek to enter into a transaction with an entity which has recently commenced operations, or which wishes to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity and transaction in which we elect to participate may involve a high degree of risk. Mr. Baker believes that there are business entities seeking the perceived benefits of a transaction with a reporting corporation. Included among such perceived benefits are: the ability to use our securities as a reporting company for the future acquisition of assets and/or other businesses; the increased likelihood of being able to find an underwriter for a subsequent IPO or other offering of securities under the Act after a transaction and becoming a reporting company at terms more acceptable and/or advantageous than would otherwise be available to a private company; being able to become a reporting company under the Exchange Act with less dilution of its equity securities; the potential for securing investment capital, whether debt or equity, at terms more favorable than those available to a private company; and being able to attract and retain key employees by having available a stock option and/or stock incentive plan with securities registered under the Exchange Act.

Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities and potential target companies difficult and complex for us.

We do not have, nor do we anticipate having, working capital or other liquid assets to provide to the owners and operators of target companies. However, management believes that we will be able to offer owners and operators of target companies the opportunity to acquire a controlling ownership interest in us as a reporting company under the Exchange Act, without incurring the costs and time typically required to complete an IPO. However, we have not conducted market research and are not aware of statistical data to support the perceived benefits of a Transaction by a target company.

Analysis of potential target companies will be undertaken by Mr. Baker, non of whom are professional business analysts or appraisers. In analyzing prospective target companies, we may consider among other information regarding the target company, the following: its available technical, financial and managerial resources; its working capital and other financial requirements; its history of operations, if any; its potential for the future growth in revenues and profits;
the nature of its present and potential future competition; the quality and experience of its management; specific risk factors applicable or which may be anticipated to become applicable to its activities; the perceived public recognition or acceptance of its products, services, or other assets; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive on our virtually unlimited discretion to search for and enter into a transaction.

We are subject to the reporting requirements under the Exchange Act. Included in these requirements is the requirement to file with the SEC the audited financial statements of the Company and the audited financial statements of an acquired target company on a consolidated basis within 60 days following the filing of our Form 8-K reporting the Transaction. The Form 8-K must be filed with the SEC within 15 days following entering into an agreement for a transaction. It is our intention to acquire or merge with a target company for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time. We further intend to reserve the right in any acquisition or merger documentation for the transaction to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform in all material respects to the representations made by the target company.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its development stage, which is already in operation, or in essentially any stage of its business life. It is impossible for us to predict at this time the status of any business in which we may enter into a Transaction, in that such business may need to seek additional capital, may desire to have the of the Company issued in a Transaction be available to be publicly traded, or may seek other perceived advantages which we may offer.

Following a transaction, we may seek to engage the services of other professionals for accounting and legal services, enter into investment banking relationships and agreements for corporate public relations, among other services and arrangements. We may also recommend one or more potential underwriters, financial advisors, or other consultants to provide such services.

A potential target company may have a pre-existing agreements with third-party consultants and others which require that the target company continue to utilize the services of others following the conclusion of any transaction.
Additionally, this requirement may be a pre-condition to a target company being presented to us for a potential transaction. The existence of such a requirement for the continuation of the services of third-parties could be a factor in the selection of a target company.

TERMS OF A TRANSACTION

In implementing a structure for a particular transaction, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement, or other arrangement with another corporation or entity. In connection with a transaction, it is likely that Mr. Baker will no longer be in control of the
Company. In addition, it is likely that Mr. Baker will resign, as part of the terms of the Transaction, and be replaced by new officers and directors.

It is anticipated that any securities issued in any such transaction would be issued in reliance upon exemption from registration under the Act and applicable state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities issued in a transaction, as well other securities that we have issued or agree to issue, including shares issued to our present control shareholders, immediately after the transaction is consummated or at a specified or times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a transaction or have consummated a transaction and are no longer deemed to be a non-operating company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may adversely effect any trading market that may exist, and cause a decline in the market price of our securities in the future, if any such market develops, of which there is no assurance.

While the terms of a transaction which we may be a party cannot be predicted, it is expected that the parties to any Transaction will desire to avoid the creation of a taxable event. As a result, we believe that we will structure a transaction in a "tax-free reorganization" under Sections 351 or 368 of the
Internal Revenue Code of 1986, as amended (the "Code"). However, it is possible that we will elect to enter into a transaction that will not be structured as a tax-free reorganization under the Code.

With respect to negotiations with a target company, we expect to focus on the percentage of the Company which target company shareholders would acquire in consideration for the acquisition of a target company. Any merger or acquisition transaction that we complete can also be expected to have a significant dilutive effect on the percentage of shares held by all our shareholders immediately preceding the Transaction.

We intend to enter into a transaction only after appropriate due diligence and the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will contain certain events of default, and set forth the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing among other terms.

To date, Mr. Baker has paid on behalf of the Company expenses aggregating approximately $______ including accounting expenses. We will not borrow any funds to make any payments to Mr. Baker. If Mr. Baker is unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Annual Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

UNDERTAKINGS AND UNDERSTANDINGS REQUIRED OF TARGET COMPANIES

Prior to completion of a transaction, the Company will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services;
evidence of existing patents, trademarks, or service marks, or rights thereto;
present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements will be available within a reasonable period of time not to exceed 60 days following the filing of a Form 8-K reporting the Transaction; and
other information deemed relevant by us.

COMPETITION

We will remain a minor participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of the Company's combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Results of Operation
--------------------

During the years ended December 31, 2001 and 2000, we generated no revenues from any business operations. We had general and administrative expenses of $2,813 in
2001 and $6,618 in 2000, and therefore had a net loss in the same amount.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, we had total assets of $3,320, consisting of held-to-maturity securities. As of December 31, 2000, we had total assets of
$296, which was our cash position at December 31, 2000.

At December 31, 2001 and 2000, we had current liabilities of $2,813 and $11,187, respectively. Our current liabilities at December 31, 2000 conisted of accounts payable in the amount of $11,187. At December 31, 2001, we had accounts payable of $600 and an amount of $2,213 due to Mr. Baker.

We had no long-term liabilities at December 31, 2001 and 2000.

During the years ended December 31, 2001 and 2000, we had a negative cash flow from operations of $296 and 246, respectively. We did not have any capital expenditures in 2001 and 2000.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings or a combination thereof as part of our business plan to enter into a transaction.

There are currently no limitations on our ability to borrow funds or issue restricted common stock to finance potential new business opportunities or in connection with a transaction. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.
Our inability to borrow funds or to provide funds for an additional infusion of capital may have a material adverse effect on our financial condition and future prospects. To the extent that additional debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                       PAGE

COMBINED PROFESSIONAL SERVICES, INC.:

        INDEPENDENT AUDITORS' REPORT ..................................F - 1

        BALANCE SHEETS
               DECEMBER 31, 2001 AND 2000 .............................F - 2

        STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 2001 AND 2000 .................F - 3

        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               YEARS ENDED DECEMBER 31, 2001 AND 2000 .................F - 4

        STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2001 AND 2000 .................F - 5

        NOTES TO FINANCIAL STATEMENTS ...............................F-6 - F-8

Grassano Accounting, P.A.
Certified Public Accountants & Business Consultants

www.grassanoaccounting.com

                                                       900 North Federal Highway
                                                                       Suite 600
                                                  Boca Raton, Florida 33432-2754
                                                             Tel: (561) 395-0330
                                                             Fax: (561) 395-2081
                                              email: firm@grassanoaccounting.com

                                                        N. Richard Grassano, CPA
                                                                         (FL-NJ)

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders
Combined Professional Services, Inc.
Hollywood, Florida

We have audited the accompanying balance sheets of Combined Professional
Services, Inc. (a development stage enterprise) as of December 31, 2001 and
2000, and the related statements of operations, stockholders' equity (deficit)
and cash flows for the years then ended and for the period from October 11, 1995
(date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Combined Professional Services,
Inc. (a development stage company), Inc. as of December 31, 2001 and 2000, and its results of operations and cash flows for the years then ended and for the period from October 11, 1995 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company is in the development stage and has to merge or acquire an operating company to commence its planned principal operations. As of the date of these financial statements, no target company has been identified. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /S/ GRASSANO ACCOUNTING, P. A.
                                         GRASSANO ACCOUNTING, P. A.

Boca Raton, Florida
March 9, 2002

                                     F - 1

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                  December 31,   December 31,
                                                      2001           2000
                                                  ------------   ------------
                                     ASSETS

CURRENT ASSETS
Cash                                              $          0   $        296
                                                  ------------   ------------
TOTAL CURRENT ASSETS                                                      296

OTHER ASSET
Investment - Held-to-Maturity Security                   3,320              0
                                                  ------------   ------------
TOTAL ASSETS                                      $      3,320   $        296
                                                  ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                  $        600         11,187
Due to Officer                                           2,213   $
                                                  ------------   ------------

TOTAL CURRENT LIABILITIES                                2,813         11,187
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value authorized
  50,000,000 shares; 9,300,000 shares
  issued and outstanding for 2001;
  2,200,000 shares issued and outstanding
  for 2000                                               9,300          2,200

Additional Paid in Capital                               4,975          8,755

Deficit Accumulated During
Development Stage                                      (13,768)       (21,846)
                                                  ------------   ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      507         (10,891)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                  $      3,320   $        296
                                                  ============   ============

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                                     F - 2

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF OPERATIONS

                                                              October 11, 1995
                                        Year Ended               (Inception)
                                  Dec. 31,        Dec. 31,        to Dec. 31,
                                    2001            2000             2001
                                ------------   ------------   ----------------

INCOME

Revenue                         $          0   $          0   $         10,609
                                ------------   ------------   ----------------

TOTAL INCOME                               0              0             10,609
                                ------------   ------------   ----------------

EXPENSES

General and Administrative             2,813          6,618             35,268
                                ------------   ------------   ----------------

TOTAL OPERATING EXPENSES               2,813          6,618             35,268
                                ------------   ------------   ----------------

INCOME (LOSS) FROM OPERATIONS   $     (2,813)  $     (6,618)  $        (24,659)

OTHER INCOME                          10,891              0             10,891

NET INCOME (LOSS)               $      8,078   $     (6,618)  $        (13,768)
                                ============   ============   ================

BASIC NET INCOME (LOSS)
PER SHARE                       $      (0.00)  $      (0.00)  $          (0.00)
                                ============   ============   ================

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                  8,149,084      4,400,000          5,048,614
                                ============   ============   ================

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                                     F - 3

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       Deficit
                                                            Addi-  Accumulated
                                      Common Stock         tional       During
                                   Number                 Paid-in  Development
                                 of Shares     Amount     Capital        Stage      Total
                                 ---------   ---------   --------  -----------   ----------

Balance, December 31, 1999       2,200,000   $   2,200   $  8,755  $   (15,228)  $   (4,273)

Net income (loss)                                                       (6,618)      (6,618)
                                 ---------   ---------   --------  -----------   ----------

Balance, December 31, 2000       2,200,000   $   2,200   $  8,755  $   (21,846)  $  (10,891)

Issued 2,300,000 shares of
common stock                     2,300,000       2,300     (2,300)                        0

Exchanged 150,000 shares of
common stock for 49 shares
of FDSI                            150,000         150      3,170                     3,320

2 for 1 stock split              4,650,000       4,650     (4,650)                        0

Net income                                                               8,078        8,078
                                 ---------   ---------   --------  -----------   ----------

Balance, December 31, 2001       9,300,000   $   9,300   $  4,975  $   (13,768)  $      507
                                 =========   =========   ========  ===========   ==========

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                                     F - 4

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                              October 11, 1995
                                        Year Ended               (Inception)
                                  Dec. 31,       Dec. 31,         to Dec. 31
                                    2001           2000             2001
                                ------------   ------------   ----------------

CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
Net Income (Loss)               $      8,078   $     (6,618)  $        (13,768)
Increase (Decrease) in
  Accounts Payable                   (10,587)         6,372                600
Increase in Due to Officer             2,213              0              2,213
                                ------------   ------------   ----------------

NET CASH USED IN
OPERATING ACTIVITIES                    (296)          (246)           (10,955)
                                ------------   ------------   ----------------

CASH FLOWS FROM
INVESTING ACTIVITIES                       0              0                  0
                                ------------   ------------   ----------------

CASH FLOWS FROM
FROM FINANCING ACTIVITIES
Issue common stock                         0              0             11,100
Treasury stock                             0              0               (145)
                                ------------   ------------   ----------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                       0              0             10,955
                                ------------   ------------   ----------------

Net increase
(decrease) in cash                      (296)          (246)                 0

Cash, Beginning of Period                296            542                  0
                                ------------   ------------   ----------------

Cash, End of Period             $          0   $        296   $              0
                                ============   ============   ================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
On February 27, 2001, the Company issued 2,300,000 shares of common stock to the president of the Company.  On June 7, 2001, the Company exchanged 150,000 shares of its common stock for 49 shares of the common stock (4.9%) of a Florida corporation, Florida Discount Securities, Inc. (FDSI).  The 49 shares of FDSI were valued at $3,320.

                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                                     F - 5

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization:
Combined Professional Services, Inc. (the Company) was incorporated October 11,
1995 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage enterprise.

The management of the Company intends to use it as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and the surviving entity's ability to secure the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Note 2 - Summary of significant accounting policies:
     Use of estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
          Accordingly, actual results could differ from those estimates.

     Cash equivalents:
          Cash equivalents include all highly liquid investments with a maturity of three months or less when acquired.

     Income taxes:
          The Company accounts for income taxes under the Financial Accounting
          Standards Board of Financial Accounting Standard No. 109, "Accounting
          for Income Taxes" (Statement 109").  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
          Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized  in income in the period that includes the enactment date. There were no current of deferred income tax expense or benefits due to the Company's not having any material operations for the period ending December 31, 2001.

                                     F - 6

     Earnings (loss) per share:
          The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of
          Statement of Financial Accounting Standards No. 128, Earnings per
          Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings
          (loss) per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options or under other agreements, had been issued during the period. Diluted per share amounts have not been presented in the accompanying statements of operations because the Company did not have any securities or agreements during the years ended December
          31, 2001 and 2000 that could have resulted in the issuance of additional common shares. The shares were also numbered as though the
          November 30, 2001 stock split occurred on December 31, 1999. (See Note
          3.)

     Comprehensive income:
          Statement of Financial Accounting Standards No. 130, "Reporting
          Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any "comprehensive income" type earnings (losses).

     Recent accounting pronouncements:
          In the periods reported, the Company was subject to the provisions of
          Statement of Financial Accounting Standards No. 131 ("SFAS 131"),
          "Disclosures about Segments of an Enterprise and Related Information."
          This statement had no impact on the Company's financial statements as the Company's financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

Note 3 - Stock transactions:
     On February 27, 2001, the Company issued 2,300,000 shares of common stock to the president of the Company.  On June 7, 2001, the Company exchanged
     150,000 shares of its common stock for 49 shares of the common stock (4.9%)
     of a Florida corporation, Florida Discount Securities, Inc. (FDSI). The 49
     shares of FDSI were valued at $3,320.

     On November 27, 2001, the board of directors authorized a 2 for 1 forward stock split, which was completed on November 30, 2001.

Note 4 - Other income:
     As of December 31, 2000, the Company's financial statement reflected $296 in cash and $11,187 in accounts payable.  After the change in management during the year ended December 31, 2001, it was determined that there was no cash and no liabilities. Consequently, the Company wrote off the cash and accounts payable resulting in other income of $10,891 for the year ending December 31, 2001.

                                     F - 7

Note 5 - Income taxes:
     The Company has no income tax liability for the years ended December 31,
     2001 and 2000, and there are no tax timing differences as of December 31,
     2001 and 2000.

Note 6 - Related party transactions:
     For 2001 the Company's administrative costs were paid by the President, resulting in the due to officer balance of $2,213.

Note 7 - Going concern:
     The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional  working capital and to seek potential merger candidates.

                                     F - 8

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMBINED PROFESSIONAL SERVICES, INC.
                                                  (Registrant)

By /s/ Marc Baker, President
(Signature and Title)

Date March 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Marc Baker, President
(Signature and Title)

Date March 20, 2002

Exhibit Index

Exhibit         Description

  23            Consent of Independent Auditor