Form 10QSB
period 2002-03-31
COMBINED PROFESSIONAL SERVICES INC
filed 2002-05-10
CIK 1075043

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant is $22,325,000.

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

        9,300,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

Management's Discussion and Analysis

SEARCH FOR TARGET COMPANY

Our plan is to enter into a transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a transaction, nor engaged the services of any independent third party for such purpose. Mr. Baker, our sole officer has agreed to fund the expenses associated with the preparation and filing of any reports under the Exchange Act and has funded the professional accounting fees associated with the preparation of this
Quarterly Report on Form 10-QSB. Any terms of repayment will be subject to negotiations in connection with any business transaction.

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

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, which entity desires to pursue the perceived advantages of a transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statement and the notes to the financial statements that are included as part of this Quarterly Report on Form 10-QSB. This lack of diversification should be considered a substantial risk to our investors.

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

To date, Mr. Baker has paid on behalf of the Company expenses aggregating approximately $3113 including accounting expenses. We will not borrow any funds to make any payments to Mr. Baker. If Mr. Baker is unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Quarterly Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

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

Results of Operation
--------------------

During the quarters ended March 31, 2002 and 2001, we generated no revenues from any business operations. We had general and administrative expenses of $650 in
2002 and $0 in 2001, and therefore had a net loss in the same amount.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002 and December 31, 2001 we had total assets of $3,320, consisting of held-to-maturity securities.

At March 31, 2002 and December 31, 2001, we had current liabilities of $3,462 and $2,813 respectively. Our current liabilities at March 31, 2002 consisted of accounts payable of $350 and amounts due to officer of $3,113. At December 31,
2001, they consisted of accounts payable of $600 and amounts due to officer of
$2,213.

We had no long-term liabilities at March 31, 2002 or December 31, 2001.

During the quarters ended March 31, 2002 and 2001, we had a negative cash flow from operations of $650 and $0, respectively. We did not have any capital expenditures in 2002 and 2001.

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

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                    March 31,         December 31,
                                                       2002              2001
                                                   (Unaudited)
                                                --------------      --------------
                                     ASSETS

TOTAL CURRENT ASSETS                            $            -      $            -
                                                --------------      --------------
OTHER ASSETS
Investment-Held-to-Maturity Security                     3,320               3,320
                                                --------------      --------------

TOTAL ASSETS                                    $        3,320      $        3,320
                                                ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                $          350      $          600
Due to Officer                                           3,113               2,213
                                                --------------      --------------

TOTAL CURRENT LIABILITIES                                3,463               2,813
                                                ==============      ==============

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value
authorized 50,000,000 shares;
9,300,000 shares issued and
outstanding                                              9,300               9,300

Additional Paid in Capital                               4,975               4,975

Deficit Accumulated During
Development Stage                                      (14,418)            (13,768)
                                                --------------      --------------
TOTAL STOCKHOLDERS' DEFICIT                               (143)                507
                                                --------------      --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                           $        3,320      $        3,320
                                                ==============      ==============

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                                                                October 11, 1995
                                            Three Months Ended                     (Inception)
                                                 March 31,                         to March 31,
                                         2002                 2001                    2002
                                   --------------       --------------        -------------------
INCOME

Revenue                            $            -       $            -        $            10,609
                                   --------------       --------------        -------------------

TOTAL INCOME                                    -                    -                     10,609
                                   --------------       --------------        -------------------

OPERATING EXPENSES

General and Administrative                    650                    -                     35,918
                                   --------------       --------------        -------------------

TOTAL OPERATING EXPENSES                      650                    -                     35,918
                                   --------------       --------------        -------------------

INCOME (LOSS) FROM OPERATIONS                (650)                   -                    (25,309)

OTHER INCOME                                    -                    -                     10,891
                                   --------------       --------------        -------------------

NET INCOME (LOSS)                  $         (650)      $            -        $           (14,418)
                                   ==============       ==============        ===================

NET INCOME (LOSS) PER SHARE        $            -       $            -        $                 -
                                   ==============       ==============        ===================
WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                             9,300,000            3,017,778                  5,210,537
                                   ==============       ==============        ===================

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                October 11, 1995
                                            Three Months Ended                    (Inception)
                                                March 31,                         to March 31,
                                        2002                 2001                    2002
                                   --------------       --------------        -------------------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Net Income (Loss)                  $         (650)      $            -        $           (14,418)

Increase in Accounts Payable                 (250)                   -                        350
                                   --------------       --------------        -------------------
NET CASH USED IN
OPERATING ACTIVITIES                         (900)                   -                    (14,068)
                                   --------------       --------------        -------------------
CASH FLOWS FROM
INVESTING ACTIVITIES                            -                    -                          -
                                   --------------       --------------        -------------------
CASH FLOWS FROM
FROM FINANCING ACTIVITIES

Advances from Officer                         900                    -                      3,113

Issue Common Stock                              -                    -                     11,100

Treasury Stock                                  -                    -                       (145)
                                   --------------       --------------        -------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                          900                    -                     14,068
                                   --------------       --------------        -------------------
NET INCREASE
(DECREASE) IN CASH                              -                    -                          -

CASH, BEGINNING OF PERIOD                       -                  296                          -
                                   --------------       --------------        -------------------

CASH, END OF PERIOD                $            -       $          296        $                 -
                                   ==============       ==============        ===================

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been  prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.   Going Concern

     The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the
Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 3, 2002                              By /s/ Marc Baker
                                           -------------------------------------
                                             Marc Baker, President