Form 10QSB
period 2002-06-30
COMBINED PROFESSIONAL SERVICES INC
filed 2002-08-14
CIK 1075043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2002

Commission File No.  0-25675


                     COMBINED PROFESSIONAL SERVICES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                         88-0346441
----------------------------                         -----------------
(State or other jurisdiction                           (IRS Employer
    of incorporation)                                 Identification No.)




                 433 Plaza Real, Suite 275, Boca Raton, FL 33432
                 -----------------------------------------------
                    (Address and principal executive offices)

                                 (561) 962-4194
                                ----------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No  [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,687,200 shares as of August 10, 2002.

Transitional Small Business Format:   No

                         PART I - FINANCIAL INFORMATION



ITEM 1.        FINANCIAL STATEMENTS

Registrant's Financial Statements are filed herewith following the signature page.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

-        PLAN OF OPERATION

We have no active operations other than seeking to enter into a business combination. We have hired a new President and have issued shares to him which must be returned to the company if he does not meet certain employment and acquisition milestones. There can be no assurance that we will be successful in finding a suitable business combination. We are seeking to control our expenses during our search for an acquisition candidate.


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  99.1     - Certification by CEO pursuant to Section 906 of
                             Sarbanes-Oxley Act of 2002.

                  99.2     - Certification by CFO pursuant to Section 906 of
                             Sarbanes-Oxley Act of 2002.

         (B)      Reports on Form 8-K. None filed for the quarter ended June 30,
                  2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BSD SOFTWARE, INC.



August 10, 2002                         By:    S/JEFF SPANIER
                                           ----------------------------------
                                           Jeff Spanier, President (Principal
                                           Executive, Financial and Accounting
                                           Officer)

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                    JUNE 30,
                                                      2002          DECEMBER 31,
                                                   (UNAUDITED)          2001
                                                   -----------      ------------
                                     ASSETS

TOTAL CURRENT ASSETS                                $     --          $     --

OTHER ASSET
Investment - Held-to-Maturity Security                 3,320             3,320
                                                    --------          --------

TOTAL ASSETS                                        $  3,320          $  3,320
                                                    ========          ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                    $     --          $  2,213
Due to Officer                                         7,727               600
                                                    --------          --------

TOTAL CURRENT LIABILITIES                              7,727             2,813
                                                    --------          --------

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value authorized
  50,000,000 shares; 9,300,000 shares
  issued and outstanding                               9,300             9,300

Additional Paid in Capital                             4,975             4,975

Deficit Accumulated During
Development Stage                                    (18,682)          (13,768)
                                                    --------          --------

TOTAL STOCKHOLDERS' DEFICIT                           (4,407)              507
                                                    --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                           $  3,320          $  3,320
                                                    ========          ========



                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                      Three Months Ended          Six Months Ended         October 11, 1995
                                    ----------------------     ----------------------        (Inception)
                                    June 30,      June 30,     June 30,      June 30,        to June 30,
                                      2002          2001         2002          2001              2002
                                    --------      --------     --------      --------      ----------------
INCOME:

Revenue                            $       -     $       -    $       -     $       -        $  10,609
                                   ---------     ---------    ---------     ---------        ---------
TOTAL INCOME                               -             -            -             -           10,609
                                   ---------     ---------    ---------     ---------        ---------
OPERATING EXPENSES

General and Administrative             4,264             -        4,914             -           40,182
                                   ---------     ---------    ---------     ---------        ---------
TOTAL EXPENSES                         4,264             -        4,914             -           40,182
                                   ---------     ---------    ---------     ---------        ---------
INCOME (LOSS) FROM
OPERATIONS                            (4,264)            -       (4,914)            -          (29,573)

OTHER INCOME                               -             -            -             -           10,891
                                   ---------     ---------    ---------     ---------        ---------
NET INCOME (LOSS)                  $  (4,264)    $       -    $  (4,914)    $       -        $ (18,682)
                                   =========     =========    =========     =========        =========

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE            $   (0.00)    $       -    $   (0.00)    $       -        $   (0.00)
                                   =========     =========    =========     =========        =========

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON STOCK
OUTSTANDING                        9,300,000     9,075,824    9,300,000     7,564,088        5,362,184
                                   =========     =========    =========     =========        =========





                See accompanying notes to financial statements.

                     COMBINED PROFESSIONAL SERVICES, INC.
                       (A Development State Enterprise)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        October 11, 1995
                                                Six Months Ended           (Inception)
                                           June 30,         June 30,       to June 30,
                                             2002             2001             2002
                                           --------         --------    ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)                                 $ (4,914)        $     --        $ (18,682)
Increase (Decrease) in Accounts Payable      (2,213)              --               --
                                           --------         --------    ----------------

NET CASH USED IN
OPERATING ACTIVITIES                         (7,127)              --          (18,682)
                                           --------         --------    ----------------

CASH FLOWS FROM
INVESTING ACTIVITIES                             --               --               --
                                           --------         --------    ----------------

CASH FLOWS FROM
FINANCING ACTIVITIES
Advances from Officer                         7,127                             7,127
Issue common stock                               --               --           11,100
Treasury stock                                   --               --             (145)
                                           --------         --------    ----------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                          7,127               --           18,682
                                           --------         --------    ----------------

Net increase
(decrease) in cash                               --               --               --

Cash, Beginning of Period                        --              296               --
                                           --------         --------    ----------------

Cash, End of Period                        $     --         $    296          $    --
                                           ========         ========    ================



                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


3.       Subsequent Event

         On July 18, 2002, the Company elected a new director and president. On that same day, the Company cancelled the outgoing president's 4,500,000 shares of common stock and issued 4,000,000 shares to the new president.