Form 10QSB
period 2002-09-30
COMBINED PROFESSIONAL SERVICES INC
filed 2002-10-04
CIK 1075043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                          Commission File No. 0-25675


                     COMBINED PROFESSIONAL SERVICES, INC. .
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEVADA                                            88-0346441
-----------------------------                            -----------------
(State or other jurisdiction                             (IRS Employer
  of incorporation)                                       Identification No.)


                 433 PLAZA REAL, SUITE 275, BOCA RATON, FL 33432
                   PLAZA REAL, SUITE 275, BOCA RATON, FL 33432
             ------------------------------------------------------
                    (Address and principal executive offices)

                                 (561) 962-4194
             ------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,687,200 shares as of September 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

On September 27, 2002 we executed an agreement to acquire Patron Systems, Inc., a developmental stage company which was formed in April 2002 to provide comprehensive, end to end information security solutions to global corporations and government institutions. If we are successful in closing this acquisition, we anticipate furthers acquisitions in this industry which are in negotiation by Patron Systems, Inc. Although we anticipate the closing of the Patron acquisition in October 2002, there can be no assurance that we will complete this acquisition or any others. We are seeking to control our expenses during our search for an acquisition candidate.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


SALE OF UNREGISTERED SECURITIES.

On August 12, 2002 we issued to Jeff Spanier, our president and director, 4,000,000 shares of common for serving as president and director for two years. Such shares are subject to return to the company if Mr. Spanier does not not meet certain employment or acquisition requirements. The shares were issued without registration under the Securities Act of 1993 pursuant to an exemption from registration under Rule 506 of Regulation D. As an officer and director of the issuer Mr. Spanier is an accredited investor. The share certificate contained a legend restricting transfer without registration under such Act or pursuant to an exemption from registration and Mr. Spanier agreed to such restrictions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

        EXHIBIT NUMBER             DESCRIPTION
        --------------             -----------

             10 Share Exchange Agreement among Registrant, Patron Systems, Inc. and the shareholders of Patron Systems, Inc.

             99.1 Certification by CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

             99.2 Certification by CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

On July 8, 2002 Registrant filed Form 8-K (Amendment No. 1) reporting the dismissal of Kurt D. Saliger, CPA as Registrant's Independent Accountant and engagement of Grassano Accounting, P.A. as Registrant's new Independent Accountant.

On August 14, 2002, Registrant filed Form 8-K reporting change of control on
Item 1 and Exhibit filed under Item 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMBINED PROFESSIONAL SERVICES, INC.

October 4, 2002                             By:  /s/ JEFF  SPANIER
                                                 -------------------------------
                                                  Jeff Spanier, President
                                                  (Principal Executive,
                                                  Financial and Accounting
                                                  Officer)

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS



                                                               September 30,
                                                                   2002              December 31,
                                                                (Unaudited)             2001
                                                               -------------         -------------
                                     ASSETS

CURRENT ASSETS
Prepaid Expense                                                  $     186             $      --
Deferred Officer Compensation-Current Portion                      200,000                    --
                                                                 ---------             ---------
TOTAL CURRENT ASSETS                                               200,186                    --
                                                                 ---------             ---------

OTHER ASSETS
Investment - Held-to-Maturity Security                               3,320                 3,320
Deferred Officer Compensation-Less Current Portion                 159,508                    --
                                                                 ---------             ---------
TOTAL OTHER ASSETS                                                 162,828                 3,320
                                                                 ---------             ---------

TOTAL ASSETS                                                     $ 363,014             $   3,320
                                                                 =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                 $  16,447             $   2,213
Due to Officer                                                          --                   600
                                                                 ---------             ---------
TOTAL CURRENT LIABILITIES                                           16,447                 2,813
                                                                 ---------             ---------

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value authorized
  50,000,000 shares; 6,687,200 shares
  issued and outstanding at 2002
  and 9,300,000 shares issued and outstanding at 2001                6,687                 9,300

Additional Paid in Capital                                         418,195                 4,975

Deficit Accumulated During
Development Stage                                                  (78,315)              (13,768)
                                                                 ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                         346,567                   507
                                                                 ---------             ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $ 363,014             $   3,320
                                                                 =========             =========




                 See accompanying notes to financial statements

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                                October 11, 1995
                                            Three Months Ended                     Nine Months Ended              (Inception)
                                       Sept. 30,          Sept. 30,           Sept. 30,           Sept. 30,        to Sept. 30,
                                         2002               2001                2002                2001               2002
                                     -----------         -----------         -----------         -----------     -----------------
INCOME

Revenue                              $         0         $         0         $         0         $         0        $    10,609
                                     -----------         -----------         -----------         -----------        -----------

TOTAL INCOME                                   0                   0                   0                   0             10,609
                                     -----------         -----------         -----------         -----------        -----------

EXPENSES

General and Administrative                19,141               1,013              24,055                  --             59,323
Officer Compensation                      40,492                  --              40,492                  --             40,492
                                     -----------         -----------         -----------         -----------        -----------

TOTAL EXPENSES                            59,633               1,013              64,547                   0             99,815
                                     -----------         -----------         -----------         -----------        -----------

INCOME (LOSS) FROM OPERATIONS            (59,633)             (1,013)            (64,547)                  0            (89,206)

OTHER INCOME                                   0                   0                   0                   0             10,891
                                     -----------         -----------         -----------         -----------        -----------

NET INCOME (LOSS)                    $   (59,633)        $    (1,013)        $   (64,547)        $         0        $   (78,315)
                                     ===========         ===========         ===========         ===========        ===========

NET INCOME (LOSS) PER SHARE          $     (0.01)        $     (0.00)        $     (0.01)        $      0.00        $     (0.01)
                                     ===========         ===========         ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON STOCK
OUTSTANDING                            7,198,400           4,650,000           8,591,769           4,074,542          5,428,536
                                     ===========         ===========         ===========         ===========        ===========




                 See accompanying notes to financial statements

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                            October 11, 1995
                                             Nine Months Ended                 (Inception)
                                       Sept. 30,            Sept. 30,          to Sept. 30,
                                         2002                 2001               2002
                                     ------------          ----------       ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss)                             $(64,547)            $(1,013)            $(78,315)
Officer Compensation                     40,492                  --               40,492
Prepaid Expense                            (186)                 --                 (186)
Accounts Payable                         14,234                  --               16,447
Due to Officer                             (600)              1,013                   --
                                       --------             -------             --------

NET CASH USED IN
OPERATING ACTIVITIES                    (10,607)                  0              (21,562)
                                       --------             -------             --------

CASH FLOWS FROM
INVESTING ACTIVITIES                          0                   0                    0
                                       --------             -------             --------

CASH FLOWS FROM
FINANCING ACTIVITIES
Contributions from Officers              10,607                  --               10,607
Issue Common Stock                           --                  --               11,100
Purchase Treasury Stock                      --                  --                 (145)
                                       --------             -------             --------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                     10,607                   0               21,562
                                       --------             -------             --------

Net increase
(decrease) in cash                           --                  --                   --

Cash, Beginning of Period                    --                 296                   --
                                       --------             -------             --------

Cash, End of Period                    $     --             $   296             $     --
                                       ========             =======             ========


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

On July 18, 2002, the Company issued 4,000,000 shares of common stock to its President as compensation for two years. The stock was valued at $400,000.



                 See accompanying notes to financial statements

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Related Party Transactions

     During the nine months ended September 30, 2002, the Company's two presidents have paid all of the administrative expenses for the Company. This total amount of $10,421 has been contributed to the Company and added to additional paid in capital.

3.   Stock Transactions

     On July 18, 2002, the Company elected a new director and president. On that same day, the Company cancelled the outgoing president's 4,500,000 shares of common stock and issued 4,000,000 shares to the new president. The 4,000,000 shares represent compensation to the president over the next two years and are valued at $0.10 per share. Such shares are restricted and are subject to return to the Company under certain circumstances.

4.   Going Concern

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

5.   Subsequent Event

     On September 27, 2002, the Company executed a share exchange agreement with Patron Systems, Inc. (a Delaware privately-owned corporation) and the shareholders of Patron Systems, Inc. Patron Systems, Inc. is a development stage corporation which has been organized to provide information security solutions. The agreement is scheduled to close during early October 2002.