Form 10QSB/A
period 2002-09-30
COMBINED PROFESSIONAL SERVICES INC
filed 2002-12-26
CIK 1075043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                           Commission File No. 0-25675


                      COMBINED PROFESSIONAL SERVICES, INC.
                  (PATRON HOLDINGS INC. as of October 11, 2002)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEVADA                        0-25675                  88-0346441
-----------------------------         -------                --------------
(State or other jurisdiction        (Commission              (IRS Employer
of Incorporation)                   File Number)        Identification No.)


                    212 West Kinzie Street, Chicago, IL 60610
             ------------------------------------------------------
                    (Address and principal executive offices)

                                 (312) 493-2171
             ------------------------------------------------------
                           (Issuer's telephone number)


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

Transitional Small Business Format:   NO

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Registrant's updated unaudited Financial Statements as of September 30, 2002 are filed herewith following the signature.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBINED PROFESSIONAL SERVICES, INC.
(PATRON HOLDINGS INC.)

December 26, 2002                       By:  /s/ MARIE MEISENBACH GRAUL
                                        -------------------------------
                                           Marie Meisenbach Graul,
                                           Chief Financial Officer

CERTIFICATIONS*



I, Patrick J. Allin, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Patron Holdings, Inc. (Formerly know as Combined Professional Services).


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

                              /s/ Patrick J. Allin
                            -----------------------
                                Patrick J. Allin
                             Chief Executive Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATIONS*

I, Marie Meisenbach Graul, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Patron Holdings, Inc. (Formerly know as Combined Professional Services).


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002

                           /s/ Marie Meisenbach Graul
                           --------------------------
                             Marie Meisenbach Graul
                             Chief Financial Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

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


2. Available-for-Sale Security

         On June 7, 2001, the Company exchanged 150,000 shares of its common stock for 49 shares of the common stock (4.9%) of a privately owned Florida corporation, PBJ Holdings, Inc. (PBJ). PBJ has no assets, nor liabilities, but is the sole owner of Florida Discount Securities, Inc. (FDSI). As of June 30, 2001, the 49 shares of PBJ were valued at $3,320. The 49 shares of PBJ are valued at $3,664 at September 30, 2002 and $3,914 as of December 31, 2001, according to the following summaries of the fair value of FDSI's assets and liabilities:

                                              Sept. 30, 2002        Dec. 31, 2001
                                              --------------        -------------
                         Cash                $       14,668        $       16,183
                         Receivables                 58,887               209,057
                         NASDAQ Deposit               3,300                 3,300
                         Accrued Expenses            (2,100)             (148,643)
                                               -------------         -------------
                             Net Assets      $       74,755        $       79,897
                                                     x 4.9%                x 4.9%
                                               -------------         -------------
                         Fair Value          $        3,664        $        3,914
                                               =============         =============

         As per SFAS 115, the increase in fair value of $594 as of December 31, 2001 is recorded as other comprehensive income. The decrease in fair value of $250 for the nine months ended September 30, 2002 is recorded as other comprehensive loss, resulting in accumulated other comprehensive income of $344.


3. Related Party Transactions

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

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. Stock Transactions

         On July 18, 2002, the Company elected a new director and president. On that same day, the Company cancelled the outgoing president's 4,500,000 shares of common stock and issued 4,000,000 shares to the new president. The 4,000,000 shares represent compensation to the new president over the next two years. Such shares are restricted and are subject to return to the Company under certain circumstances; consequently, they are not included in the shares outstanding as of September 30, 2002.


5. Going Concern

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


6. Subsequent Event

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

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                                                 September 30,
                                                                                     2002                    December 31,
                                                                                  (Unaudited)                    2001
                                                                                 --------------             ----------------
                                                    ASSETS

CURRENT ASSETS
Prepaid Expense                                                                $           186            $               -
                                                                                 --------------             ----------------

TOTAL CURRENT ASSETS                                                                       186                            -

OTHER ASSETS
Available-for-Sale Security                                                              3,664                        3,914
                                                                                 --------------             ----------------

TOTAL ASSETS                                                                   $         3,850            $           3,914
                                                                                 ==============             ================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                               $        16,447            $           2,213
Due to Officer                                                                               -                          600
                                                                                 --------------             ----------------

TOTAL CURRENT LIABILITIES                                                               16,447                        2,813
                                                                                 --------------             ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value authorized 50,000,000 shares; 2,687,200 shares issued and outstanding at 2002
and 9,300,000 shares issued and outstanding at 2001                                      2,687                        9,300

Additional Paid in Capital                                                              22,195                        4,975

Deficit Accumulated During
Development Stage                                                                      (37,823)                     (13,768)
Accumulated other comprehensive income                                                     344                          594
                                                                                 --------------             ----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   (12,597)                       1,101
                                                                                 --------------             ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                                 $         3,850            $           3,914
                                                                                 ==============             ================

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                 October 11, 1995
                                           Three Months Ended                       Nine Months Ended               (Inception)
                                      Sept. 30,           Sept. 30,           Sept. 30,          Sept. 30,          to Sept. 30,
                                        2002                2001                2002                2001               2002
                                     -----------         -----------         -----------         -----------        -----------
INCOME

Revenue                              $         0         $         0         $         0         $         0        $    10,609
                                     -----------         -----------         -----------         -----------        -----------

TOTAL INCOME                                   0                   0                   0                   0             10,609

OPERATING EXPENSES

General and Administrative                19,141               1,013              24,055                   -             59,323
                                     -----------         -----------         -----------         -----------        -----------

TOTAL OPERATING EXPENSES                  19,141               1,013              24,055                   0             59,323
                                     -----------         -----------         -----------         -----------        -----------

INCOME (LOSS) FROM OPERATIONS            (19,141)             (1,013)            (24,055)                  0            (48,714)

OTHER INCOME                                   0                   0                   0                   0             10,891
                                     -----------         -----------         -----------         -----------        -----------

NET INCOME (LOSS)                    $   (19,141)        $    (1,013)        $   (24,055)        $         0        $   (37,823)
                                     ===========         ===========         ===========         ===========        ===========

NET INCOME (LOSS) PER SHARE          $     (0.00)        $     (0.00)        $     (0.00)        $      0.00        $     (0.01)
                                     ===========         ===========         ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON STOCK
OUTSTANDING                            3,981,009           4,650,000           7,507,519           4,074,542          5,312,275
                                     ===========         ===========         ===========         ===========        ===========

                See accompanying notes to financial statements.

                      COMBINED PROFESSIONAL SERVICES, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                       October 11, 1995
                                                                   Nine Months Ended                      (Inception)
                                                             Sept. 30,            Sept. 30,               to Sept. 30,
                                                                2002                 2001                     2002
                                                            -------------        -------------         ------------------
CASH FLOWS FROM
FROM OPERATING ACTIVITIES
Net (Loss)                                                $      (24,055)      $       (1,013)       $           (37,823)
Prepaid Expense                                                     (186)                   -                       (186)
Accounts Payable                                                  14,234                    -                     16,447
Due to Officer                                                      (600)               1,013                          -
                                                            -------------        -------------         ------------------

NET CASH USED IN
OPERATING ACTIVITIES                                             (10,607)                   0                    (21,562)
                                                            -------------        -------------         ------------------

CASH FLOWS FROM
INVESTING ACTIVITIES                                                   0                    0                          0
                                                            -------------        -------------         ------------------

CASH FLOWS FROM
FROM FINANCING ACTIVITIES
Contributions from Officers                                       10,607                    -                     10,607
Issue Common Stock                                                     -                    -                     11,100
Purchase Treasury Stock                                                -                    -                       (145)
                                                            -------------        -------------         ------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                              10,607                    0                     21,562
                                                            -------------        -------------         ------------------

Net increase
(decrease) in cash                                                     -                    -                          -

Cash, Beginning of Period                                              -                  296                          -
                                                            -------------        -------------         ------------------

Cash, End of Period                                       $            -       $          296        $                 -
                                                            =============        =============         ==================



                See accompanying notes to financial statements.