Form 10KSB
period 2002-12-31
PATRON SYSTEMS INC
filed 2003-03-31
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                  74-3055158
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

   311 BELLE FORET DRIVE, SUITE 150                           60044
            LAKE BLUFF, IL
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (847) 295-7338
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ......... $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $16,181,760, based upon the closing price of the Registrant's common stock on March 27, 2003 of $3.44 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,513,888 shares of common stock outstanding as of March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Registrant's definitive proxy statement to be delivered to stockholders in connection with the Registrant's 2003 Annual Meeting of Stockholders, which is required to be filed within 120 days of Registrant's fiscal year end, are incorporated by reference into Part II and Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) Yes |_|  No |X|

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to the Registrant, its industry and planned business operations as well as other information security businesses that involve risks and uncertainties. The statements contained in this report that are not historical statements of fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking-statements include, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

         Patron Systems, Inc. is currently a developmental stage company that is a successor entity to Combined Professional Services, Inc., a Nevada corporation originally formed in October 1995 (CPS), which later changed its name to Patron Holdings, Inc. (Holdings). Holdings (as CPS) was originally formed to provide corporate services to other business entities, but abandoned that business plan shortly after formation. Holdings, therefore, has never had business operations or revenue. Holdings (as CPS) began filing reports under the Exchange Act on March 31, 1999, at which time it stated its intention to seek out, merge with or acquire a business entity.

         Patron Systems, Inc., a Delaware corporation (Systems) was formed in April 2002 by a group of business leaders to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' initial business plan contemplated that Systems would grow in part through acquisitions and, in furtherance of such plan, Systems entered into letters of intent for the acquisitions of TrustWave Corporation and Entelagent, Inc., as further described below. In order to raise the necessary financing to complete these acquisitions, Systems' founders intended initially to raise capital on a private equity basis and thereafter to pursue an initial public offering of the surviving company's common stock. Due to a difficult market environment for initial public offerings of developmental stage companies, Systems determined that there was a need for it to pursue a transaction with an existing public company, which would have publicly-traded shares that Systems could use in acquisition transactions, and to induce and attract a qualified management team. Systems identified CPS during this process and determined that CPS was well-suited for such transaction with Systems because its public company status and lack of operational history afforded Systems an open platform from which to grow, without the risk of depending on a successful initial public offering in the future or the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

         On October 11, 2002, Holdings (as CPS), Systems and the stockholders of Systems consummated a share exchange (Share Exchange) pursuant to an Amended and Restated Share Exchange Agreement, whereby Holdings (as CPS) issued to each Systems stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems capital stock, an aggregate of 25,400,000 shares of Holdings (as CPS) common stock. Upon the closing of the Share Exchange, the Systems stockholders held approximately 85% of the outstanding capital stock of Holdings (as CPS), and Systems became a wholly owned subsidiary of Holdings (as
CPS). On November 22, 2002, CPS announced that it changed its name to Patron Holdings, Inc. and that it would trade on the OTC Bulletin Board under the symbol "PAHG".

         On March 27, 2003, Holdings merged with and into Systems, for the purpose of changing its state of incorporation from Nevada to Delaware (Redomestication Merger). Systems was the surviving corporation of the Redomestication Merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Board of Directors became the governing documents and governing body, respectively, of the surviving corporation. The surviving corporation is referred to herein as "we", "us", the "Company" or "Patron". In connection with the Redomestication Merger, Patron filed with the SEC a successor entity report on Form 8K-12g-3, whereby Patron succeeded to the reporting obligations of Holdings under the Exchange Act.

         Patron Systems has no material assets or business operations. Systems' principal activities since its formation in April 2002 consisted of the development of its business plan, capital raising and evaluation and negotiation of potential acquisitions. Patron, post-Redomestication Merger, intends to implement Systems' plans, through acquisitions and internal growth, to offer trusted security services and next generation integrated security products. Patron intends to work with organizations to ensure that global enterprises implement information security policies, procedures and products that result in "trusted" information environments. Patron expects to offer information security and vulnerability assessments, certification programs, remediation, implementation, training, monitoring and management services.

         Patron is currently a development stage company that only has five employees and exists essentially as a publicly held shell company. Patron has developed a business plan, has been engaged in various capital raising activities, has signed two definitive acquisition agreements with TrustWave Corp. and Entelagent Software Corp. and has employed a senior management team. Even if Patron can complete one or more financing transactions, there can be no assurance that the Company will be successful in carrying out its business plan and become profitable. Patron's ability to complete these acquisitions is dependent upon Patron's success in raising capital in amounts adequate to fund the required payments at closing under the acquisition agreements and to fund certain working capital requirements. Current market conditions have made it increasingly difficult for development stage companies, such as Patron, to raise capital. To date, Patron has engaged in discussions with various potential investors and is in active negotiations with certain of these potential investors. Unless such negotiations result in the timely completion of financing transactions, Patron is unlikely to be able to complete its planned acquisitions. The failure to complete these transactions will materially adversely affect Patron's ability to carry out its business plan and could jeopardize Patron's ability to continue its corporate existence.

OUR BUSINESS OPPORTUNITY

         The following information describes the key elements of our business plan and proposed business activities. Our ability to pursue this plan and carry out such activities is dependent on our acquisitions and financing strategies. We believe that recent world events like September 11th have produced a marked shift in what is "secure" on both a physical and virtual level. Key principles of security in the information technology industry related to certification, regulation compliance, ubiquitous protection against various digital attacks, and business assurance are beginning to impact and inform Board-level discussions. We believe that historical practice in the industry falls short of today's information security business imperative. Enterprise-level solutions require more than a firewall, intrusion detection and first generation malicious code detection technologies, such as anti-virus scanners. We believe that companies require sound broad-based security services, spanning a more traditional consultative, project management approach, and a partner to identify optimal technology product solutions that will meet the future needs of the enterprise, while acknowledging current capabilities.

"INFORMATION"

         "Information" can exist in many forms. It can be printed or written on paper, stored electronically, transmitted by post or using electronic means, shown on films, or spoken in conversation. Whatever form the information may take, or means by which it is shared or stored, it should always be appropriately protected. Information security includes the preservation of:

     o CONFIDENTIALITY - ENSURING THAT INFORMATION IS ACCESSIBLE ONLY TO THOSE WITH AUTHORIZED ACCESS.
     o INTEGRITY - SAFEGUARDING THE ACCURACY AND COMPLETENESS OF INFORMATION AND PROCESSING METHODS.
     o AVAILABILITY - ENSURING THAT AUTHORIZED USERS HAVE ACCESS TO INFORMATION AND ASSOCIATED ASSETS WHEN REQUIRED.

         At a government level, information protection is a matter of national security. At a corporate level, the risks include non-compliance with information privacy and protection as well as unauthorized access by persons both within and outside an organization. Risks also include the theft of corporate information and assets, business interruption and associated impacts on operations and market value.

SECURITY CONCEPTS

         We believe that the global economy depends, in significant part, upon the ability to trust and protect information systems and processes. The current fragmented information security marketplace devotes substantial time to "patching" new security gaps and little attention to strategic solutions to create a measurable, reliable and certifiable security environment. The rampant service disruptions and business continuity failures of September 11th demonstrated to us that reliance on specific security solutions without a general trusted environment framework is not an effective means of protection.

         We believe that the development and incorporation of the Internet into the information infrastructure has changed the trustworthiness of the business environment, but is not being used for trusted business operations equal to its potential. While many of the largest banks, brokerage firms and credit card companies have shifted traditional services to Internet enhanced versions, adoption rates among users have not kept pace. The obstacle is that technology has not yet overcome two fundamental principals of the Internet that make it very different from more traditional and trusted, voice and data communication:

     o The Internet does not possess a point-to-point design over a controlled network. The confidence that comes from the personal touch
         - recognizing your banker's voice - is not present. Over the Internet, the exchange is focused on the content of the exchange without the personal touch. This sense of detachment results in greater rates of fraud and abuse. Furthermore, the interaction, whether credit card, email, or an instant message, is less susceptible to confirmation.

     o The Internet, by its very design, is intended to be "open" and available to all. Because this open architecture is incorporated into most organizations' information infrastructures, these infrastructures tend to be porous and under-defended.

         In the past, information security has often been solely the responsibility of chief information officers or chief technology officers. We believe that trust in information security is now a fiduciary responsibility shared by each participant within an organization and has the focus of the Board of Directors as well as senior management. The organization must ensure that the business remains available and sustainable in the face of natural disasters such as hurricanes and fires, as well as acts of dishonesty and malicious threats. We believe that a trusted information infrastructure for conducting business transactions requires six types of assurance:

     o   AUTHENTICATION - ARE THE ORIGINATOR AND THE RECIPIENT PROPERLY
         IDENTIFIED?
     o PRIVILEGE - ARE THE ORIGINATOR AND THE RECIPIENT AUTHORIZED TO SEND AND/OR RECEIVE THIS INFORMATION?
     o   CONFIDENTIALITY - DO WE HAVE PRIVACY TO THE LEVEL DESIRED OR
         REQUESTED?
     o   DATA INTEGRITY - DID WE RECEIVE WHAT WAS SENT WITHOUT CHANGE?
     o SECURITY MANAGEMENT INFRASTRUCTURE - CAN WE CONTINUE A TRANSACTIONAL RELATIONSHIP IN A STABLE ENVIRONMENT THAT IS AVAILABLE WHEN WE WANT IT?
     o NON-REPUDIATION - IS THERE PROOF THAT THE TRANSACTION TOOK PLACE FROM BOTH SIDES?

MARKET POTENTIAL

         We believe that, in addition to showing significant financial opportunity, the current information security market is largely underserved by the existing service providers, which provide mature point solutions, non-certifiable assessment methodologies, and non-comprehensive services.

         Currently, several types of firms directly or indirectly offer security services and products. We believe that many large professional services organizations do not have the capabilities to fully address current security concerns. Other firms with the skills to address information security are small and do not appear to have the access to capital that would allow them the scale to manage an enterprise-wide implementation. Existing security product providers are largely first generation software and hardware developers with single product offerings that do not interoperate on an enterprise-wide basis.

SOCIOPOLITICAL DRIVERS

         We believe that government institutions and global corporations understand the information security threat and are beginning to implement appropriate solutions. Further, legislation is being enacted which will require that government institutions and global corporations protect the accuracy and privacy of certain types of information. We believe that these developments will continue to drive the growth of the information security market. For example:

     o The Office of Homeland Security recently appointed a Special Advisor to President Bush on Cyber Security and Terrorism, formally recognizing that the United States now depends on a complex, interdependent network of critical infrastructure information systems essential to our national and economic security. National security is a function of both government and corporate information security.

     o A number of leading corporations have created a corporate function focused on information security that provides guidance to customers and business units on government regulations and security.

     o In October of 2001, President Bush issued Presidential Decision Directive I, entitled "Organization and Operation of Homeland Security." This directive encourages certification under the National Information Assurance Partnership, with sponsorship by the National Security Agency, of federal government agencies and major banks, brokers, retailers and transport companies operating in the United States. Although Presidential Directive I is voluntary, we believe that certification of communications and information flow accountability will become standard practice.

     o The Healthcare Insurance Portability and Accountability Act ("HIPAA") requires the standardization of patient electronic data, unique identifiers and security standards to protect the confidentiality and integrity of health information past, present and future. HIPAA calls for severe civil and criminal penalties for failure to comply. As a result of HIPAA regulation, sweeping changes will be required for systems and security for all organizations in the health care chain including doctors, hospitals, insurers, billing agencies, information technology service providers and universities.

     o The Gramm Leach-Bliley Act requires that financial institutions protect the security, integrity and confidentiality of customer information against unauthorized access. We believe that this legislation impacts all financial institutions and will require significant changes to systems and security.

         We believe the threat to government institutions and global corporations, including disruption and loss of assets due to insecure operating environments and the inherent insecurity of the Internet is real. The threat is evidenced by:

     o   60% of all corporate date assets reside unprotected on PCs.
         Source: Search Security Newsletter, April 4, 2002

     o 90% of corporations and government agencies detected computer security breaches within the last twelve months; 80% acknowledged financial losses due to these breaches.
         Source: 2002 Computer Security Institute/FBI Computer Crime & Security Survey

     o The average financial loss from computer security breaches in 2001 was over two million dollars per company. The most serious financial losses occurred through theft of proprietary information.
         Source: 2002 Computer Security Institute/FBI Computer Crime & Security Survey

     o Thirty-four percent of organizations who have a security breach report the intrusions to law enforcement. (In 1996, only 16% of acknowledged reporting intrusions to law enforcement). Source: 2002 Computer Security Institute/FBI Computer Crime & Security Survey

     o   The average security breach costs companies an estimated US $22,790.
         Source: The Register, March 18, 2002

DIFFERENTIATION

         We intend to provide a thoughtful and comprehensive response to the concerns and challenges of establishing a trusted information management system based upon both innovative methodologies and next-generation technologies. We are focused on developing a unique, proprietary and comprehensive approach to examining, certifying, and auditing an organization's information security standing. We intend that this multi-stage methodology will introduce the concept of "trusted operating environments" to an organization, which assures compliance, while maintaining technological currency.

PROPOSED SECURITY SERVICES GROUP

         On November 23, 2002, Patron Systems, TWC Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of Patron Systems (TrustWave Mergerco), and TrustWave Corp., a Maryland corporation (TrustWave), entered into an Agreement and Plan of Merger, as subsequently amended (the TrustWave Merger Agreement), whereby TrustWave would merge with and into TrustWave Mergerco with TrustWave Mergerco surviving as a wholly owned subsidiary of Patron (the TrustWave Merger). In connection with the TrustWave Merger, shareholders of TrustWave would be entitled to, in the aggregate: (1) $20,000,000 in cash, 50 percent of which was paid at the closing of the TrustWave Merger and 50 percent of which will be paid not later than six months after the closing of the TrustWave Merger; and (2) approximately 8,850,000 shares of Patron's common stock, subject to a one-time increase of up to 100 percent in the event that the shares of the Patron System's common stock fail to trade at or above $12 per share, on average, over the 21 days prior to an including the first anniversary of the closing date. In addition, Patron would be required to issue approximately 2,150,000 stock options to current TrustWave option holders.

         In connection with the TrustWave merger, an unaffiliated investor has placed in a trust $2,000,000 to be applied towards the cash consideration due under the related agreements. Patron is negotiating the terms by which this amount will become an investment in Patron at the closing of the TrustWave Merger.

         The TrustWave Merger has been approved by the Boards of Directors of Patron Systems, TrustWave Mergerco and TrustWave. The TrustWave Merger was also approved by the shareholders on TrustWave on March 28, 2003. The TrustWave Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave would execute employment agreements with Patron.

         In order to consummate the TrustWave Merger, Patron will need to raise approximately $12 million in funds for use as of the closing of the TrustWave Merger and an additional $10 million of funds within 90 days of closing of the TrustWave Merger. Patron has held discussions with numerous potential investors to date, but these discussions have yet to result in the receipt by Patron of available funds sufficient to proceed with the TrustWave closing. Patron is in active negotiations with certain potential investors and as discussed below, has received commitments from certain investors to provide certain financing to Patron. Certain of these commitments have been in existence for several months, but have yet to be finalized to the extent necessary to permit Patron to have access to the funds contemplated by the commitments. Although Patron remains confident that such commitments will result in funds becoming available to Patron, the timing of the receipt of such funds is currently uncertain. The acquisition agreement relating to the TrustWave Merger currently provides for an expiration date of April 1, 2003. Patron is engaged in discussions with TrustWave to extend the expiration date, but there can no assurance that it will be successful in achieving an extension. In the event that Patron was unsuccessful in obtaining funds adequate to consummate the TrustWave Merger or the receipt of funds did not occur prior to the expiration of the acquisition agreement for the TrustWave Merger, it is unlikely that Patron would be successful in completing the TrustWave merger. Because Patron's current business plan is premised on the successful acquisition by Patron of TrustWave, Patron would unlikely be able to pursue its business plan and achieve its growth objectives. Without adequate funding, Patron will also have difficulty in maintaining its corporate existence and employing its current staff of employees.

         In connection with the TrustWave transaction, Patron was required to provide pre-closing working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at December 31, 2002, were $840,000. In January 2003, an additional $400,000 was advanced to TrustWave.

         If we are successful in acquiring TrustWave, the TrustWave business will form the core of our Security Services Group, and the professional services staff of TrustWave will comprise our initial security specialist resource for client projects. TrustWave, a security consulting company offering forensic security services and managed security services, resells and implements security products and offers a range of proprietary security scanning services, including TrustKeeper(TM). TrustWave client projects are initiated with an assessment of the client organization and information infrastructure, followed by the development of effective information assurance policies and architecture. TrustWave identifies and deploys technical solutions for the enterprise, actively securing the client network by monitoring events from threats, both internal and external, in a globally networked communications environment.

         If we are successful in acquiring TrustWave, we will acquire TrustKeeper(TM), a proprietary scanning engine that ensures compliance with security parameters. TrustKeeper(TM) is currently used in financial markets, and has applications that can be used over multiple enterprise level computer systems. TrustKeeper(TM) is a second generation product that can be set to scan an enterprise computer system for security parameters throughout the world. This product, bundled with others that we are evaluating for acquisition, is intended to be a platform product that will insure security compliance for any international or enterprise computer system. Our strategy is to seek other security applications and consulting practices that will be complementary to the products and services that TrustWave has developed.

FDC CONTRACT

         TrustWave has a contract with a seven-year term with First Data Corporation (NYSE: FDC), a $6.5 billion provider of credit card processing, electronic payment and money transfer services. Under this contract, TrustWave has developed and plans to implement a mandatory security-testing program to validate FDC's Internet merchants' and affiliated clearing banks' compliance with Interest security requirements.

PROPOSED PRODUCT AND TECHNOLOGY GROUP

         We also intend to develop a Product and Technology Group that through proprietary and carefully evaluated third-party products will deploy and support the following products and components:

     o AUTHENTICATION AND ACCESS--Enabling secure and valid "right to use" of internally and externally based network resources.
     o CRYPTOGRAPHY--Encrypting business-critical data and intellectual capital.
     o CONTENT CONTROL AND MANAGEMENT--Delivery of content-interpretation and management technologies to administer filtering, access and storage of sensitive or proprietary materials.
     o POLICY AND USER MANAGEMENT--Technologies to enforce procedures around user account creation, deletion, maintenance and strong passkey synchronization
     o MALICIOUS CODE PROTECTION--Behavior-based virus and other malicious code protection beyond reactive, perimeter-based software
     o REAL-TIME ENTERPRISE THREAT ANALYSIS--Next-generation security device event aggregation, correlation and false-positive filtering.

     o MANAGED SERVICES - Contract services deploying highly trained and certified professionals and hosted solutions to administer the customer's information security environment.

         The management team of Patron anticipates marketing products to target underserved, business critical information security functionality. Real-Time Enterprise Threat Analysis, for example, is of particular concern to establishing a trusted operating environment. Each security appliance or software agent produces event logs throughout the course of normal operations. Each device may produce logs in different formats, with separate viewing mechanisms or reporting processes. In some cases, viewing or reporting is non-existent. Management estimates that 100 security devices will produce upwards of 50 petabytes of data per month.

         To meet the needs of this underserved information security functionality, we believe a centralized security information management console will enable better management of appliances across the enterprise. In addition, this can help to reduce the administrative burden for IT resources. To be effective, this console will aggregate and normalize information security logs, correlate the data to provide meaningful output for the reporting process and manage policy across a variety of security tools.

         Patron Systems Product and Technology Group is committed to providing the most complete offering of advanced electronic information security products and services needed for enterprise-level corporations and government organizations to meet industry and global standards and establish operating environments of trust.

PROPOSED ENTELAGENT ACQUISITION

         On November 24, 2002, we entered into an Agreement and Plan of Merger to acquire Entelagent Software Corp., a California corporation (Entelagent) by merger of Entelagent with and into a wholly owned subsidiary of Patron (Entelagent Merger). Upon consummation of this acquisition, we are obligated to issue to shareholders of Entelagent, in the aggregate, 1,800,000 shares of our common stock and to assume certain debts and obligations of Entelagent. Subsequent to the closing, we will be obligated to grant options to purchase 440,000 shares of common stock to certain employees and non-employee consultants of Entelagent. In connection with this transaction, we agreed to provide working capital financing to Entelagent. Our working capital advances bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances at December 31, 2002, were $320,000. Additional advances prior to closing will total approximately $350,000. This acquisition is subject to certain closing conditions, including consummation of the Redomestication Merger, closing of the TrustWave Merger, approval by Entelagent shareholders and receipt of funding for the working capital advances. If we are unsuccessful in completing the TrustWave Merger, it is unlikely that we would complete the Entelagent Merger.

         The professional sales staff of Entelagent is intended to comprise the core of our product sales and marketing organization. Entelagent's product provides a flexible and scalable real-time monitoring and post-event review of email messages and their attachments, as well as infrastructure for knowledge management of archived email messages and attachments in all media.

         Entelagent offers a full range of services tailored to customer requirements. For example, it helps banking and financial services clients comply with the SEC rules regarding email communications between securities firms and the investing public.
Entelagent's email content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. Given recent studies on the high level of internal security breaches versus external threats, in addition to the risk from employee social and corporate transgressions, we believe that the Entelagent platform adds significant value to its portfolio of offerings.

ACQUISITION STRATEGY

         Our business plan contemplates the acquisition of second and third generation software and hardware products from companies that wish to join a larger industry platform. Acquisitions may include hardware, software, intellectual property, plant and equipment and human resources of the acquired companies.

         We are in the process of assembling key assets that will deliver enterprise-level information security solutions. From vulnerability assessments to compliance, remediation, ongoing certification reviews, and managed services we plan to work with future clients to ensure the security of digital assets. Our intended product offerings are directed outside the mature, perimeter-focused products such as firewalls and intrusion detection systems. Our intended product offerings will center on the aggregation and correlation of security device events and access to/control of content entering and exiting the enterprise.

         We intend to provide services to identify how government and corporate customers can ensure, to an auditable NSA certified standard, the trustworthiness of their proprietary information management systems. Services are contemplated to include:

     o VULNERABILITY ASSESSMENTS - including customer application penetration testing and software code review
     o ELECTRONIC FORENSICS AND INVESTIGATIONS - combining technical, investigative, and legal experience
     o   BENCHMARKING
     o   STRATEGY, POLICY, SOLUTION, AND PROCESS DEVELOPMENT
     o   SECURITY ARCHITECTURE DEVELOPMENT
     o   SECURITY INTEGRATION PLANNING, DESIGN, AND IMPLEMENTATION
     o   APPLICATION SECURITY DESIGN AND IMPLEMENTATION
     o   SECURITY SOFTWARE PRODUCT EVALUATION AND SELECTION
     o   BEST PRACTICES, TECHNOLOGY, AND PROJECT TRAINING
     o   MANAGED SERVICES AND OUTSOURCING
     o   REMEDIATION
     o   COMPLIANCE MONITORING AND CERTIFICATION
     o   MAINTENANCE

COMPETITION

         The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products. We currently plan to compete principally on the basis of product and project scalability, performance, reliability, manageability, cost-effectiveness, and value to the client.

         The number of competitors has risen in the past few years. We expect the intensity of competition in the market segments we intend to serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter these market segments. Increased competition may result in price reductions, reduced revenues and loss of market share. We cannot assure you that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we are developing strategic relationships also are, or may be in the future, competitors of ours.

         The size and number of our potential competitors varies across our product areas, as do the resources we have allocated to the segments we target. Therefore, many of our competitors have greater financial, personnel, capacity and other resources than we have in a particular market segment or overall. Competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. These competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share.

         Assuming that Patron is able to pursue the activities contemplated in our business plan, our primary competitors within our various intended product and service categories areas will include the companies that are listed in the table below:

----------------------------------------------------------------------------------------------------------------------
                                                 APPLICATIONS AND ASPS
----------------------------------------------------------------------------------------------------------------------
     ACCESS CONTROL       USAGE MANAGEMENT AND      NETWORK SECURITY      ENTERPRISE SYSTEMS      REAL-TIME THREAT
                               MONITORING                                     MANAGEMENT            ANALYSIS AND
                                                                                                     PREVENTION
----------------------------------------------------------------------------------------------------------------------
KaVaDo                    Blockade Systems       Internet Security       Computer Associates    Internet Security
                          Corp.                  Systems                 Intl., Inc.            Systems
----------------------------------------------------------------------------------------------------------------------
Secure Computing Corp.    BindView Corporation   Sophos, Inc.            Citrix Systems, Inc.   NetScreen
----------------------------------------------------------------------------------------------------------------------
RSA Security              Network Associates,    SonicWall, Inc.         Baan                   Intrusion, Inc.
                          Inc.
----------------------------------------------------------------------------------------------------------------------
Trend Micro, Inc.         Internet Security      Stonesoft, Inc.         Borland Software       Check Point Software
                          Systems                                        Corporation            Corp.
----------------------------------------------------------------------------------------------------------------------
Digi-Sign                 Computer Associates    F-Secure Corporation                           Avaya
                          Intl., Inc.
----------------------------------------------------------------------------------------------------------------------
SonicWALL, Inc.           RSA Security           BindView Corporation                           Symantec
----------------------------------------------------------------------------------------------------------------------
F-Secure Corp.            NetIQ Corporation      Secure Computing Corp.                         SonicWALL, Inc.
----------------------------------------------------------------------------------------------------------------------
Blockade Systems Corp.    Trend Micro, Inc.      Check Point Software                           WatchGuard
                                                 Corp.                                          Technologies, Inc.
----------------------------------------------------------------------------------------------------------------------
Computer Associates       Check Point Software   SafeNet, Inc.                                  Enterasys, Inc.
Intl., Inc.               Corp.
----------------------------------------------------------------------------------------------------------------------
Novell                    Secure Computing       RSA Security
                          Corp.
----------------------------------------------------------------------------------------------------------------------
Symantec                  KVS, Inc.
----------------------------------------------------------------------------------------------------------------------
Check Point Software      Archive-it, Inc.
Corp.
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                             INFORMATION SECURITY SERVICES
----------------------------------------------------------------------------------------------------------------------
   SECURITY STRATEGY       SECURITY COMPLIANCE    ELECTRONIC FORENSICS      INTEGRATION AND       MANAGED SECURITY
 (Policies, Procedures,        ASSESSMENTS         AND INVESTIGATIONS       IMPLEMENTATION            SERVICES
   and Benchmarking)
----------------------------------------------------------------------------------------------------------------------
BearingPoint              NetIQ Corporation      Computer Forensics,     IBM Business Services  TruSecure
                                                 Inc.
----------------------------------------------------------------------------------------------------------------------
SANS Institute            StillSecure            Guidance Software,      Cisco Systems, Inc.    Guardent
                                                 Inc.
----------------------------------------------------------------------------------------------------------------------
NetIQ Corporation
(PentaSafe Security       Network Associates,    ESS Computer            Lucent Technologies,   Verisign
Technologies, Inc.)       Inc. (McAfee)          Forensics, Inc.         Inc.
----------------------------------------------------------------------------------------------------------------------
IT GlobalSecure, Inc.     SRA International,     Ontrack Computer        Nokia Corporation,     Symantec
                          Inc.                   Systems, Inc.           Inc.
----------------------------------------------------------------------------------------------------------------------
META Security Group       Veridian                                       Nortel Network, Inc.   Vigilar, Inc.
----------------------------------------------------------------------------------------------------------------------
                          SecurInfo                                                             Entrust
----------------------------------------------------------------------------------------------------------------------
                          IT GlobalSecure, Inc.                                                 Ubizen
----------------------------------------------------------------------------------------------------------------------
                                                                                                Conxion
----------------------------------------------------------------------------------------------------------------------
                                                                                                NETSEC
----------------------------------------------------------------------------------------------------------------------

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate office is currently located at 311 Belle Foret, Suite 150, Lake Bluff, IL 60044. This space, which consists of approximately 1,000 square feet, is currently being provided to us pursuant to an oral understanding at a cost of $500 per month. We also have another oral understanding in place to reimburse Robert E. Yaw II, one of our directors, for certain costs incurred in connection with his use of an office in Osprey, Florida. We are planning to move our corporate office to new leased office space on or about August 15, 2003. This base will be for approximately 5,000 square feet in the northern Chicago suburbs. We have no, and do not intend to make any, investments in real estate.

ITEM 3. LEGAL PROCEEDINGS -

            As of March 27, 2003, we were not a party to any material legal proceedings, litigation or arbitrations. We insure some, but not all, of our exposure with respect to such proceedings and business risk.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 23, 2002, our stockholders acted by written consent to approve the Redomestication Merger, the appointment of Patrick J. Allin, Brett Newbold and Robert E. Yaw II as directors, the adoption of a Long-Term Incentive Plan ("LTIP") and the reservation of 8,000,000 shares pursuant to such plan, and the appointment of Grant Thornton, LLP as auditors. The adoption of the LTIP and appointment of auditors will be submitted for ratification by the stockholders as part of our annual meeting of stockholders, currently expected to be held on May 22, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Our common stock trades on the NASDAQ Over-the-Counter Bulletin Board (the "OTC") under the symbol "PAHG", which will be changing to a new symbol on or about March 31, 2003 to "PTRS". The following table lists the high and low per share sales prices for the common stock as reported by the OTC for the periods indicated:

 2002:                               HIGH                    LOW
 -----                               ----                    ---

 First Quarter............          $6.28                   $3.50

 Second Quarter...........          $6.80                   $3.51

 Third Quarter............          $7.50                   $0.90

 Fourth Quarter...........          $5.95                   $1.28

 2001:
 -----

 First Quarter............          $4.19                   $2.49

 Second Quarter...........          $5.44                   $3.66

 Third Quarter............          $5.30                   $3.53

 Fourth Quarter...........          $9.00                   $4.23

These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotations Bureau OTC Market Report.

         As of March 27, 2003 there were approximately 38 holders of record of the common stock. However, we believe that the number of beneficial owners is in excess of 720, because a large portion of the common stock is held of record through brokerage firms in "street name."

DIVIDEND POLICY

         Holders of our common stock are entitled to dividends when and if declared by the board of directors out of funds legally available therefore. We have not declared or paid any dividends on our common stock since inception and do not anticipate the declaration or payment of cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

UNREGISTERED SECURITIES

         The following unregistered securities have been issued by the Company during the last three fiscal years:

                                                       Name of        Name or Class of
                   Title and Amount of Securities     Principal     Persons who Received      Consideration
 Date of Grant  Granted/Exercise Price if Applicable  Underwriter         Securities             Received
 -------------  ------------------------------------  -----------   --------------------      -------------
 February 2001  2,300,000/Common Stock                   None         Marc Baker                $0.001

 June 2001      150,000/Common Stock                     None         PBJ Holdings, Inc.        49 shares of
                                                                                                PBJ Holdings2

 July 2002      4,000,000/Common Stock                   None         Jeff Spanier              $0.003

 October 2002   25,400,000/Common Stock                  None         Shareholders of Patron    $0.004
                                                                      Systems, Inc.

 October 2002   1,801,688/Common Stock                   None         Shareholders of Holdings  $0.005

 November 2002  300,000/Common Stock                     None         Stronghold & Associates   $0.006

 December 2002  8,823,529/Common Stock                   None         Mercatus & Partners Ltd.  $3,000,0007


         The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis present the factors that had a material effect on our results of operations during the year ended December 31, 2002. You should read this discussion in conjunction with our historical financial statements and notes to those statements included elsewhere in this report on Form 10-KSB.


---------------------------
(1) Mr. Baker did not tender any consideration for the shares but rather the board of directors of Holdings believed that such issuance was necessary to entice him to join the company based on his extensive experience with mergers and acquisitions. Mr. Baker was issued an additional 2,200,000 shares during his tenure with the company. On July 18, 2002, Mr. Baker resigned from his positions with Holdings and returned all 4,500,000 shares that he had received.

(2) On June 7, 2001, Holdings exchanged 150,000 shares of its common stock for 49 shares of PBJ Holdings, Inc., which at the time were valued at $3,320.

(3) Mr. Spanier did not tender any consideration for his shares but rather the board of directors of Holdings believed such issuance was necessary to entice him to join the company as its president and sole director. Upon his resignation from Holdings, Mr. Spanier returned the 4,000,000 shares that he was issued.

(4) On October 11, 2002, Holdings issued 25,400,000 shares of its common stock to the stockholders of Systems in conjunction with the Share Exchange.

(5) On October 11, 2002, Holdings issued 1,801,688 shares of its common stock to its stockholders in conjunction with the Share Exchange.

(6) On November 7, 2002, Holdings issued 300,000 shares of its common stock in consideration for services provided to the Company by Stronghold & Associates.

(7) On December 12, 2002, we entered into a loan agreement with Mercatus & Partners Ltd., a financing group ("Mercatus"), for a collateralized loan for $3,000,000. As collateral for this loan, we placed in escrow 8,823,529 shares of common stock. On January 3, 2003, we entered into another loan agreement with Mercatus for a collateralized loan of $1,500,000. As collateral for this loan, we placed in escrow 5,769,231 shares of common stock. As of March 27, 2003, Mercatus has yet to provide funding pursuant to the terms of the collateral loan agreement and promissory note and is in breach of contract. We have sent notification to Mercatus terminating the agreement and requesting Mercatus to return all shares placed in escrow. Upon receipt of the shares, we will cancel such shares.

OVERVIEW

         Our company was formed in connection with the Redomestication Merger and the Share Exchange. We are a development stage information security company that will provide security services and technology products to global enterprises. We are headquartered in Illinois. During fiscal 2002, our predecessor entity, Holdings, was a "public shell" company with no operations, and Systems, its wholly owned subsidiary, was engaged primarily in the development of a business plan, capital raising and negotiation of potential acquisitions. The Company has been redomesticated in the state of Delaware under the name of Patron Systems, Inc. as of March 27, 2003. THE COMPANY CONTINUES AS A DEVELOPMENT STAGE COMPANY WITH NO CURRENT BUSINESS OPERATIONS AND HAS BEEN GIVEN A QUALIFIED OPINION BY ITS INDEPENDENT AUDITOR AS A "GOING CONCERN".

         Systems' founders intended to raise capital on a private equity basis, but determined that there was a need for a public company currency to achieve their growth plan. Systems then began to evaluate opportunities to merge with and become part of an existing public company. Systems identified CPS during this process and determined that CPS was well-suited to provide Systems with its public currency because of its lack of operational history, affording Systems an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations. Since Systems' inception in April 2002, we have reported a net loss of approximately $16,328,338, principally associated with expenses related to forming Systems, assembling our management team, retaining consulting services, raising capital and seeking out and negotiating acquisitions consistent with our business plan.

The expenses charged against Patron's income statement were largely non-cash and include:

     o Charge (non-cash) of fair value of shares issued to consultants as part of the CPS transaction
     o Charge (non-cash) of fair value of common stock and options issued in lieu of cash for services
     o Loss due to unconsummated financing arrangement in which 950,000 shares were pledged

Critical Accounting Policies

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to account for stock-based compensation using the intrinsic value method provided under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company uses the fair value method in accounting for options issued to third party consultants.

All expenses incurred in connection with the formation of the Company and related start up activities have been expensed as incurred and are included in general and administrative expenses in the accompanying financial statements.

Results of Operations from inception (April 30, 2002) to December 31, 2002

For the period from inception (April 30, 2002) to December 31, 2002, the Company generated a net loss of $16,328,338. As previously indicated the Company has yet to generate revenues and as such is a development stage company. The Company generated a loss of operations of $15,249,536 for the period. Included in this loss are general and administrative expenses totaling $2,439,060. The most significant components of general and administrative expense are accrued salaries of $660,000, professional fees for legal and accounting services of $557,000 and travel and lodging costs of $294,000. The Company also incurred charges associated with its merger with Combined Professional Services, Inc. of $3,965,726 representing a fee valued at $720,000 paid to a consultant in cash and shares of common stock and the value of 1,801,688 shares issued on the closing date to prior officers and other third parties for past services rendered. In addition, the Company incurred non-cash consulting expense paid for with the issuance of common stock and stock options of $8,844,000.

Other income and expense for the period ended December 31, 2002 include interest expense on notes payable of $31,074 and a charge associated with a financing transaction of $1,047,728 that arose from a series of accommodation agreements with five stockholders who pledged shares of stock as collateral for a financing arrangement with a third party. The Company is obligated to return the pledged shares or provide replacement shares in the event of foreclosure by the lender, and one additional share of common stock as compensation. The Company has accounted for this obligation as an in-substance foreclosure on the loan collateral by the lender. In doing so, the Company has recorded an obligation of $1,497,600 to the shareholders who pledged their shares representing the value of the shares that are required to be returned in November 2003, resulting in a loss of $1,047,728, equal to the difference between the loan proceeds and the value of the obligation. The amount of the Company's obligation and the related loss on this arrangement will fluctuate throughout 2003 until the date the pledged shares are replaced with existing shares based on the fair value of the shares.

LIQUIDITY AND CAPITAL RESOURCES

The company has cash of $362 on hand at December 31, 2002 and negative working capital of $1,354,143 at December 31, 2002. Included in the Company's assets are amounts due from TrustWave Corporation and Entelagent Software Corp. totaling $1,188,654. Management believes these receivable and $600,000 advanced to these entities in the aggregate since December 31, 2002 are collectible.

During the period ended December 31, 2002, the Company used cash of $156,875 in its initial, development stage operation. Cash used in investing activities totaled $1,401,163 and consisted of loans to TrustWave and Entelagent and professional fees capitalized in connection with pending acquisitions. The Company received cash flows from investing activities of $1,558,400.

STOCKHOLDER ADVANCES

         We have been financed to date by a group of stockholders and private investors with "seed" capital. At December 31, 2002, the face amount of notes with stockholders was $628,500 with related accrued interest of $26,201. Each of these advances bears interest at rates ranging from 8 percent to 10 percent per annum and is due on demand. In addition, certain of our stockholders and officers have incurred operating expenses totaling $453,127. In addition, in 2002, we borrowed an aggregate amount of $230,000 from six unrelated third parties. Four of the notes representing this debt bear interest at a rate of 8 percent per annum and are convertible into shares of our common stock, with the conversion price based on the fair market value of such shares on the date on which the notes are converted. Two of the notes representing this debt are demand notes accruing interest at a rate of 10 percent per annum.

ACCOMMODATION ARRANGEMENTS

         In November 2002, we entered into a financing arrangement with a third party (subsequently amended), which called for the Company to borrow $950,000 pursuant to a note secured by a pledge by five of our stockholders of 950,000 shares of our common stock. In connection with this arrangement, we executed a series of Accommodation Agreements with the pledging stockholders, whereby each pledgor pledged shares in return for the right to receive, on or before March 31, 2003, the return of the pledged shares plus additional shares, for a total of 1,200,000 shares of common stock. In December 2002, we received $450,000 of proceeds under the note, and provided the lender with all of the pledged shares. To date, we have not received the remaining $500,000 commitment. To the extent our financial resources permit, we intend to take all necessary action to either enforce the loan or secure the return of the pledged shares. We have issued and plan to register 1,200,000 shares of common stock to the pledging stockholders to replace the pledged shares. We have accounted for these events as an in-substance foreclosure on the loan collateral by the lender.

                            SECURED PROMISSORY NOTES

         In December 2002, we entered into a collateral loan agreement and promissory note with Mercatus & Partners, Ltd. (Mercatus), a financing group, in the amount of $3 million. On January 2, 2003, the Company entered into a second promissory note with Mercatus in the amount of $1.5 million. The Company has not borrowed any amounts under these arrangements. Borrowings on the $3 million note are collateralized by 8,823,529 shares of common stock, and borrowings on the $1.5 million note are collateralized by 5,769,231 shares of common stock, all of which have been placed in a custodial account with UBS Bank in Switzerland for the benefit of the lender as security for the loan. Interest on amounts borrowed accrues at 5.5 percent per annum. We have agreed to pay fees of 3% to the lender and two months principal and interest in advance. The term of the loan is five years. Interest only payments will be due in the first year after funding of the loan. Aggregate monthly principal payments of $93,750 will be due beginning February 2004. There is an early termination charge for prepayment. Mercatus also requires a "key man" life insurance policy naming it as beneficiary and matching the principal balance of the loan on a decreasing basis. We are also required within 90 days of a loan drawdown to enter into good faith negotiations to establish a warrant or option position.

            As of March 27, 2003, Mercatus has yet to provide funding pursuant to the terms of the collateral loan agreement and promissory note. We have sent notification to Mercatus terminating the agreement and requesting Mercatus to return all shares placed in escrow. Upon receipt of the shares, we will cancel such shares.

PRIVATE PLACEMENTS

            The Company is currently negotiating a private placement of 3 to 4 million shares of common stock with a group of investors, for a per share price of $5.00, for an aggregate investment of $15,000,000 to $20,000,000. This funding is conditioned on, among other things, the closing of the TrustWave transaction. There can be no assurance that such negotiations will result in a transaction.

            On January 13, 2003, we entered into a term sheet with a private international investor, pursuant to which the investor has agreed to provide to the Company an investment facility of up to $40 million for use by the Company in the information security services and products markets.

            The investment facility is to be comprised of: (1) a $15 million equity investment in privately placed common stock at a price per share of $5.00; and (2) $25 million in subordinated debt available in increments of not less than $5 million at the discretion of the Company. The $15 million equity investment is to be used by the Company to fulfill its obligations as part of the acquisition of TrustWave. A portion of the proceeds of the investment facility are intended to be used to consummate the acquisition by the Company of Entelagent. Remaining proceeds may be used for start-up costs, world-wide business development opportunities and for general working capital purposes.

            Each tranche of subordinated debt has a seven-year maturity date and accrues interest at the prime rate quoted in The Wall Street Journal. During the first year, we are obligated to make interest payments only, and thereafter we are obligated to pay principal and interest until maturity. The subordinated debt facility may be drawn down for up to a period of one year. We have agreed to pay the investors: (1) a semi-annual fee of 25 basis points on all uncommitted funds; and (2) a commitment fee of 3 percent, payable in equity or cash at the election of the Company, on the first anniversary of the execution of the Term Sheet.

            The investors are currently finalizing documentation with regard to the investment facility. There have been numerous delays to date with respect to this financing and there can be no assurance that this financing will be completed particularly on a basis which is timely enough to permit the closing of the TrustWave Merger.

            We have agreed with this investor to jointly pursue business development opportunities in Europe and Asia related to wireless information security initiatives.

            In March 2003, the Company received proceeds of $1,000,000 from the sale of 500,000 shares to unaffiliated investors in a private placement transaction.

PENDING ACQUISITIONS

TRUSTWAVE ACQUISITION

         The TrustWave acquisition will be consummated on or about April 1, 2003. Upon the consummation of the TrustWave Merger, shareholders of TrustWave received, in the aggregate: [(1) $10 million in cash paid at the closing and the right to receive an additional $10 million, to be paid three months after the closing; and (2) approximately 8,850,000 shares of common stock, subject to a one-time increase of up to 100 percent in the event that the shares of the our common stock fails to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. In addition, we issued approximately 2,100,000 stock options to existing TrustWave option holders. In connection with closing of the transaction, we provided working capital financing to TrustWave totaling $1.24 million.

         The TrustWave Merger has been approved by the Boards of Directors of Patron Systems, TrustWave Mergerco and TrustWave. The TrustWave Merger was also approved by the shareholders on TrustWave on March 28, 2003. The TrustWave Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave would execute employment agreements with Patron.

         In order to consummate the TrustWave Merger, Patron will need to raise approximately $12 million in funds for use as of the closing of the TrustWave Merger and an additional $10 million of funds within 90 days of closing of the TrustWave Merger. Patron has held discussions with numerous potential investors to date, but these discussions have yet to result in the receipt by Patron of available funds sufficient to proceed with the TrustWave closing. Patron is in active negotiations with certain potential investors and as discussed above, has received commitments from certain investors to provide certain financing to Patron. Certain of these commitments have been in existence for several months, but have yet to be finalized to the extent necessary to permit Patron to have access to the funds contemplated by the commitments. Although Patron remains confident that such commitments will result in funds becoming available to Patron, the timing of the receipt of such funds is currently uncertain. The acquisition agreement relating to the TrustWave Merger currently provides for an expiration date of April 1, 2003. Patron is engaged in discussions with TrustWave to extend the expiration date, but there can no assurance that it will be successful in achieving an extension. In the event that Patron was unsuccessful in obtaining funds adequate to consummate the TrustWave Merger or the receipt of funds did not occur prior to the expiration of the acquisition agreement for the TrustWave Merger, it is unlikely that Patron would be successful in completing the TrustWave merger.

ENTELAGENT ACQUISITION

         On November 24, 2002, Systems entered into an Agreement and Plan of Merger to acquire Entelagent. Upon the consummation of the Entelagent Merger, shareholders of Entelagent will receive, in the aggregate, 1,800,000 shares of our common stock and we will assume certain debts and obligations of Entelagent. Subsequent to the closing of this transaction, the Company will be obligated to grant 440,000 common stock options to certain employees and non-employee consultants of Entelagent. In connection with this transaction, we agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at December 31, 2002, were $320,000. Entelagent's working capital advances prior to closing will increase by approximately $350,000.

         The closing of the Entelagent acquisition is subject to several closing conditions, including approval of the transaction by Entelagent's shareholders, the closing of the TrustWave Merger and obtaining funding for the additional working capital needs of Entelagent. If we are unsuccessful in completing the TrustWave merger, it is unlikely that we would complete the Entelagent Merger.

         The risks noted below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LACK OF PROFITABILITY.

         We have never been profitable, and there can be no guarantee of profitability in the future.

LACK OF BUSINESS OPERATIONS.

         Patron continues to seek financing for the acquisition of TrustWave and Entelagent. We continue to believe that we will have financing secured shortly but there can no assurance of our success.

OUR LIMITED HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

         Holdings (as CPS) was incorporated in Nevada in 1995 and Systems was incorporated in Delaware in 2002. We have not had any business operations since inception. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

LACK OF MARKET FOR PRODUCTS.

         Prior to our proposed acquisition of TrustWave, we do not have any current products or revenues. We intend to acquire products through the acquisition of existing businesses. There is no guarantee, however, that a market will develop for Internet security solutions of the type we intend to offer. We cannot predict the size of the market for Internet security solutions, the rate at which the market will grow, or whether our target customers will accept our acquired products.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE.

         The market prices of the securities of technology-related companies have historically been volatile and may continue to be volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be reduced appropriately, or if some other event adversely affects us, the market price of our common stock could decline. Only a small public market currently exists for our common stock and the number of shares eligible for sale in the public market is currently very limited, but is expected to increase. Sales of substantial shares in the future would depress the price of our common stock. In addition, we currently do not receive any stock market research coverage by any recognized stock market research or trading firm and our shares are not traded on any national securities exchange. A larger and more active market for our common stock may not develop.

         Because of our limited operations history and lack of assets and revenues to date, our common stock is believed to be currently trading on speculation that we will be successful in implementing our acquisition and growth strategies. There can be no assurance that such success will be achieved. The failure to implement our acquisitions and growth strategies would likely adversely affect the market price of our common stock. In addition, if the market for technology-related stocks or the stock market in general experiences a continued or greater loss in investor confidence or otherwise fails, the market price of our common stock could decline for reasons unrelated to our business, results of operations and financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. General political or economic conditions, such as an outbreak of war, a recession or interest rate or currency rate fluctuations, could also cause the market price of our common stock to decline. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

         The executive officers, directors and entities affiliated with any of them together beneficially own approximately 85.96% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.
         If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 27, 2003, there are approximately 33,513,888 shares of common stock outstanding (which number does not include the 14,592,760 shares of common stock pledged to Mercatus that have been requested to be returned and cancelled, as more fully described in the description of our Liquidity and Capital Resources), of which all but 4,704,000 shares will be held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE.

         Our business plan is dependent upon the acquisition and integration of companies that have previously operated independently. The process of integrating could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with our integration of acquired operations could have an adverse effect on our business, results of operations, financial condition or prospects.

AVAILABILITY OF FUTURE CAPITAL.

         To achieve our intended growth, we will require substantial additional capital. We have encountered difficulty and delays in raising capital to date and the market environment for development stage companies, like Patron, remains particularly challenging. There can be no assurance that funds will be available when needed or on acceptable terms. Technology companies in general have experienced difficulty in recent years in accessing capital. Inability to obtain additional financing may require us to delay, scale back or eliminate certain of our growth plans which could have a material and adverse effect on our business, financial condition or results of operations or to cease operations. Even if we are able to obtain additional financing, such financing could be structured as equity financing that would dilute the ownership percentage of any investor in our securities.

DOWNTURNS IN THE INTERNET INFRASTRUCTURE, NETWORK SECURITY AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

         The market for products and other products we intend to offer depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for products and other products we intend to offer. In this environment, customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of TrustWave's products or other products we intend to offer. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in the capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our potential customers and the markets we intend to serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. A decline in capital spending in the markets we intend to serve may adversely affect our future revenues, gross margins and operating margins and make it necessary for us to gain significant market share from our future competitors in order to achieve our financial goals and achieve profitability.

COMPETITION MAY DECREASE OUR PROJECTED REVENUES, MARKET SHARE AND MARGINS.

         The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products for the same markets and customers we intend to serve with our products. These products may have better performance, lower prices and broader acceptance than the products we intend to offer.

         Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources than we will have even if we are successful in consummating the TrustWave merger. In addition, some of our potential competitors currently combine their products with other companies' networking and security products. These potential competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the products we intend to offer. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer, increase revenue or meet our or market analysts expectations could be adversely affected.

FAILURE TO ADDRESS EVOLVING STANDARDS IN THE NETWORK SECURITY INDUSTRY AND SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS WOULD CAUSE OUR REVENUES TO DECLINE.

         The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to introduce our products and enhancements to existing products to address current and evolving customer requirements and broader networking trends and vulnerabilities. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our intended product offerings. Some of these products and enhancements may require us to develop new hardware architectures and ASICs that involve complex and time consuming processes. In developing and introducing our intended product offerings, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our potential customers. If we implement features, security standards and performance criteria that are different from those required by our potential customers, market acceptance of our intended product offerings may be significantly reduced or delayed, which would harm our ability to penetrate existing or new markets.

         Furthermore, we may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause TrustWave's existing products to be less competitive, may adversely affect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may be adversely affected. In addition, the introduction of products embodying new technologies could render existing products we intend to offer obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenues to decline and our operating results to be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

THE UNPREDICTABILITY OF AN ACQUIRED COMPANY'S QUARTERLY RESULTS MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

         An acquired company's quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect future revenues and future operating results include the following:

     o the demand for intended current product offerings and our future products;
     o   the length of sales cycles;
     o   the timing of recognizing revenues;
     o   new product introductions by us or our competitors;
     o changes in our pricing policies or the pricing policies of our competitors;
     o   variations in sales channels, product costs or mix of products sold;
     o our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
     o our ability to obtain sufficient supplies of sole or limited source components, including ASICs, and power supplies, for our products;
     o   variations in the prices of the components we purchase;

     o our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers;
     o our ability to manage our customer base and credit risk and to collect our accounts receivable; and
     o   the financial strength of our value-added resellers and distributors.

         Our operating expenses are largely based on anticipated revenues and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter and, because of our rapidly growing operating expenses, could result in substantial operating losses. In this event, the price of our common stock would likely decline.

WE MAY EXPERIENCE ISSUES WITH OUR FINANCIAL SYSTEMS, CONTROLS AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. We have limited management resources today and are still establishing our management and financial systems. Growth, to the extent it occurs, is likely to place a considerable strain on our management resources, systems, processes and controls. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

IF OUR FUTURE PRODUCTS DO NOT INTEROPERATE WITH OUR END CUSTOMERS' NETWORKS, INSTALLATIONS WOULD BE DELAYED OR CANCELLED, WHICH COULD SIGNIFICANTLY REDUCE OUR ANTICIPATED REVENUES.

         Future products will be designed to interface with its end customers' existing networks, each of which have different specifications and utilize multiple protocol standards. Many end customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Or future products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet end customers' requirements. If we find errors in the existing software used in our end customers' networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our future products do not interoperate with those within our end customers' networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our anticipated revenues.

WE WILL DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY WOULD BE IMPAIRED.

         We currently have only five employees. Our future success depends upon the continued services of our executive officers, including in particular Patrick J. Allin, Richard L. Linting, Brett Newbold and Marie Meisenbach Graul. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our intended product offerings.

WE MIGHT HAVE TO DEFEND LAWSUITS OR PAY DAMAGES IN CONNECTION WITH ANY ALLEGED OR ACTUAL FAILURE OF OUR PRODUCTS AND SERVICES.

         Because our intended product offerings and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end customers using our products, or interrupt their operations. If that happens, affected end customers or others may sue us. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS THAT COULD BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     o stop or delay selling, incorporating or using products that use the challenged intellectual property;
     o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or
     o   redesign the products that use that technology.

         If we are forced to take any of these actions, our business might be seriously harmed. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

THE INABILITY TO OBTAIN ANY THIRD-PARTY LICENSE REQUIRED TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD REQUIRE US TO OBTAIN SUBSTITUTE TECHNOLOGY OF LOWER QUALITY OR PERFORMANCE STANDARDS OR AT GREATER COST, WHICH COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

         Governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could harm our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys.

         In particular, in light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technology. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our intended product offerings and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the domestic and international network security market.

MANAGEMENT COULD INVEST OR SPEND OUR CASH OR CASH EQUIVALENTS AND INVESTMENTS IN WAYS THAT MIGHT NOT ENHANCE OUR RESULTS OF OPERATIONS OR MARKET SHARE.

         We have made no specific allocations of our cash or cash equivalents and investments. Consequently, management will retain a significant amount of discretion over the application of our cash or cash equivalents and investments and could spend the proceeds in ways that do not improve our operating results or increase our market share. In addition, these proceeds may not be invested to yield a favorable rate of return.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements and Report of

Independent Certified Public Accountants

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

December 31, 2002

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Contents

================================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      3


FINANCIAL STATEMENTS

     Balance Sheet                                                      4

     Statement of Operations                                            5

     Statement of Stockholders' Equity (Deficit)                        6

     Statement of Cash Flows                                            7

     Notes to Financial Statements                                   8-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Patron Systems, Inc.


We have audited the accompanying balance sheet of Patron Systems, Inc. (a Delaware corporation) (a development stage enterprise) (the Company), as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (April 30, 2002) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patron Systems, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the period from inception (April 30, 2002) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company is in the development stage, has incurred losses since inception, and requires capital to finance its operations and commitments associated with certain pending acquisitions. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GRANT THORNTON LLP


March 29, 2002
Vienna, Virginia

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Balance Sheet

================================================================================

December 31,                                                                   2002
---------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $        362
Loans to TrustWave Corp., and Entelagent Software Corp.                       1,188,654
                                                                           ------------

TOTAL CURRENT ASSETS                                                          1,189,016
                                                                           ------------

DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS                             212,509
                                                                           ------------

TOTAL ASSETS                                                               $  1,401,525
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note Payable                                                               $    229,900
Accounts payable                                                              1,200,274
Expense reimbursement due to officers and shareholders                          453,127
Accrued payroll and payroll related expenses                                    659,858
                                                                           ------------

TOTAL CURRENT LIABILITIES                                                     2,543,159

ADVANCES FROM SHAREHOLDERS                                                      628,500

OBLIGATION UNDER FINANCING ARRANGEMENT                                        1,497,728

COMMITMENTS AND CONTINGENCIES                                                        --

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.001 per share, 50,000,000 shares authorized,
41,137,417 shares issued and outstanding
as of December 31, 2002                                                          41,137
   Additional paid in capital                                                26,254,632
   Shares issued and held in escrow                                         (13,235,293)
Deficit accumulated during the development stage                            (16,328,338)
                                                                           ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (3,267,862)
                                                                           ------------

                                                                           $  1,401,525
---------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of this statement.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Statement of Operations

================================================================================


                                                              PERIOD FROM INCEPTION
                                                               (APRIL 30, 2002) TO
                                                                DECEMBER 31, 2002
                                                               --------------------

REVENUE                                                          $         --
                                                                 ------------

GENERAL AND ADMINISTRATIVE EXPENSES                                 2,439,060

CHARGE ASSOCIATED WITH ISSUANCE OF STOCK IN
REVERSE MERGER TRANSACTION                                          3,965,726

COMMON STOCK ISSUED FOR BUSINESS DEVELOPMENT CONSULTING SERVICES    4,168,750

STOCK OPTIONS GRANTED FOR SERVICES                                  4,676,000
                                                                 ------------

LOSS FROM OPERATIONS                                              (15,249,536)

OTHER INCOME (EXPENSE)
Loss on financing arrangement                                      (1,047,728)
Interest expense                                                      (31,074)
                                                                 ------------

LOSS BEFORE INCOME TAXES                                          (16,328,338)

INCOME TAX BENEFIT                                                         --
                                                                 ------------

NET LOSS                                                         $(16,328,338)
                                                                 ------------


NET LOSS PER SHARE-BASIC AND DILUTED                             $      (0.62)
                                                                 ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED    26,307,419
                                                                 ------------


                  The accompanying notes are an integral part of this statement.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Statement of Stockholders' Equity (Deficit)

===============================================================================

For the period from inception (April 30, 2002) to December 31, 2002
-------------------------------------------------------------------------------


                                                                                                       DEFICIT ACCUMULATED
                                               SHARES OF     PAR VALUE     ADDITIONAL     SHARES HELD       DURING THE
                                             COMMON STOCK  COMMON STOCK  PAID IN CAPITAL   IN ESCROW    DEVELOPMENT STAGE  TOTAL
                                            ----------------------------------------------------------------------------------------
BALANCE AT INCEPTION (APRIL 30, 2002)                  --    $     --     $        --             --    $       --     $        --

Issuance of founders shares                    25,000,000      25,000         225,000             --            --         250,000

Predecessor shares retained in exchange
  transaction                                   2,687,200       2,687              --             --            --           2,687

Issuance of common stock in share exchange
  transaction                                   2,201,688       2,202       3,960,837             --            --       3,963,039

Common stock issued in lieu of cash for
  services                                      2,425,000       2,425       4,166,325             --            --       4,168,750

Stock options issued in lieu for cash for
  services                                             --          --       4,676,000             --            --       4,676,000

Issuance of common stock as collateral to
  anticipated financing                         8,823,529       8,823      13,226,470    (13,235,293)           --              --

Net loss                                               --          --              --             --   (16,328,338)    (16,328,338)
                                            ----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                     41,137,417      41,137    $ 26,254,632    (13,235,293) $(16,328,338)   $ (3,267,862)
------------------------------------------------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of this statement.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Statement of Cash Flows


===============================================================================

                                                          PERIOD FROM INCEPTION
                                                          (APRIL 30, 2002) TO
                                                            DECEMBER 31, 2002
                                                           ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(16,328,338)
Adjustments to reconcile net loss to net cash provided in
operating activities:
Non-cash charge associated with share exchange transaction      3,965,726
Common stock issued in lieu of cash for services                4,168,750
Stock options issued in lieu of cash for services               4,676,000
Non-cash loss on financing arrangement                          1,047,728
Changes in assets and liabilities:
Accounts payable                                                1,200,274
Expense reimbursement due to officers and shareholders            453,127
Accrued payroll and payroll related expenses                      659,858
                                                             ------------

Total adjustments                                              16,171,463
                                                             ------------

NET CASH USED IN OPERATING ACTIVITIES                            (156,875)
                                                             ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Loans to TrustWave Corp. and Entelagent Software Corp.         (1,188,654)
Deferred costs associated with pending acquisitions              (212,509)
                                                             ------------

NET CASH USED IN INVESTING ACTIVITIES                          (1,401,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable                            229,900
Proceeds from issuance of common stock                            250,000
Advances from shareholders                                        628,500
Proceeds received under financing arrangement                     450,000
                                                             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,558,400

NET INCREASE IN CASH                                                  362
-------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of year                           --
                                                             ------------

CASH AND CASH EQUIVALENTS, end of year                       $        362


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                                $         --
Income taxes paid                                            $         --


                  The accompanying notes are an integral part of this statement.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------

NOTE A--ORGANIZATION AND BUSINESS


     Patron Systems, Inc. (herein referred to as Systems or the Company) is a successor entity to Combined Professional Services, Inc., a Nevada corporation originally formed in October 1995 (CPS), which later changed its name to Patron Holdings, Inc. (Holdings). Holdings (as CPS) was originally formed to provide corporate services to other business entities, but abandoned that business plan shortly after formation. Holdings, therefore, has never had business operations or revenue.

     Patron Systems, Inc., a Delaware corporation (Systems) was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' founders intended to raise capital on a private equity basis, but determined that there was a need for a public company currency to achieve their growth plan. Systems then began to evaluate opportunities to merge with and become part of an existing public company. Systems identified CPS during this process and determined that CPS was well-suited to provide Systems with its public currency because of its lack of operational history, affording Systems an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

     On October 11, 2002, Holdings (as CPS), Systems and the stockholders of Systems consummated a share exchange (Share Exchange) pursuant to an Amended and Restated Share Exchange Agreement, whereby Holdings (as CPS) issued to each Systems stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems capital stock, an aggregate of 25,400,000 shares of Holdings (as CPS) common stock. Upon the closing of the Share Exchange, Systems stockholders held approximately 85 percent of the outstanding capital stock of Holdings (as CPS), and Systems became a wholly owned subsidiary of Holdings (as CPS). The share exchange was accounted for as a reverse merger whereby Systems, as the surviving company, was treated as the acquirer for financial statement purposes.

     On March 26, 2003, Holdings merged with and into Systems, for the purpose of changing its state of incorporation from Nevada to Delaware (Redomestication Merger). Systems was the surviving corporation of the Redomestication Merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Board of Directors are the governing documents and governing body of the surviving corporation.

     Prior to the date of the Redomestication Merger, Systems had no material assets or business operations. Systems' principal activities since its formation in April 2002 consisted of the development of its business plan, capital raising and evaluation and negotiation of potential acquisitions. Patron, post-Redomestication Merger, intends to implement Systems' plans, through acquisitions and internal growth, to offer trusted security services and next generation integrated security products. Patron intends to work with organizations to ensure that global enterprises implement information security policies, procedures and products that result in "trusted" information environments. Patron expects to offer information security and vulnerability assessments, certification programs, remediation, implementation, training, monitoring and management services.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------



NOTE A--ORGANIZATION AND BUSINESS--CONTINUED


     The Company has yet to begin revenue-generating operations and as such is a development stage company. Since its inception, the Company has reported a net loss of approximately $16,300,000, principally associated with expenses related to the formation of the Company, assembling its management team, and capital formation and acquisition activities consistent with its business plan.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Critical to the Company's future success are its ability to close on the acquisitions described in Note D, together with raising capital sufficient to fund both its obligations arising from these transactions as well as the Company's ongoing working capital requirements. Working capital to date has been provided by loans and advances received from certain shareholders and officers of the Company. While no assurances can be given that the Company will be successful in closing its pending acquisitions or raising sufficient capital, management believes it will be successful in doing so.


================================================================================


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     ACQUISITION COSTS

     The Company has incurred certain expenses, principally legal fees, in connection with the closed or pending acquisitions described in Note D, which have been capitalized and deferred pending the completion of each acquisition. Upon closing, such costs will be included in the purchase price of each respective target company and allocated to the assets received and obligations assumed. In the event a pending acquisition does not occur, such costs will be expensed at that time.

     START UP COSTS

     All expenses incurred in connection with formation of the Company and related start up activities have been expensed as incurred and are included in general and administrative expenses in the accompanying financial statements.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------



NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


     INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carryforwards.

     STOCK OPTION PLANS

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to account for stock-based compensation using the intrinsic value method provided under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and to provide additional disclosures with respect to the proforma effects of adoption had the Company recorded compensation expense under SFAS No. 123.

     The following sets forth proforma information as if the Company were using the fair value method under SFAS No. 123 for the period from inception to December 31, 2002:

         Net loss as reported                                     $ (16,328,338)
         Stock-based employee compensation cost included in
             the net loss as reported                                        --
         Stock-based employee compensation cost under the fair
             value method of SFAS No. 123                                13,000
         Proforma net loss                                          (16,786,338)

         Proforma net loss per share-basic and diluted            $        (.64)

     NET LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share also includes common stock equivalents outstanding during the period if dilutive. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents; as such common stock equivalents are antidilutive. Common stock equivalents at December 31, 2002, consist primarily of 4,400,000 stock options and approximately 113,000 shares issuable upon conversion of debt to common stock.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


     USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003, with certain disclosure provisions required for financial statements issued after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------


NOTE C--SHARE EXCHANGE WITH COMBINED PROFESSIONAL SERVICES, INC.


     On October 11, 2002, the Company consummated transactions called for in an Amended and Restated Share Exchange Agreement (the "Exchange Agreement") wherein the Company issued to each stockholder of Patron Systems, Inc., a Delaware corporation (Patron Systems), on a one for one basis and in exchange for all the outstanding shares of Patron Systems, an aggregate of 25,400,000 shares of the Company's common stock (representing 85 percent of the outstanding capital of the Company). The share exchange was accounted for as a reverse merger whereby even though the Company was the surviving entity in the exchange, Patron Systems was treated as the acquirer for accounting purposes. Prior to the share exchange, the Company was a "public shell" company with no operations and focused solely on seeking acquisitions of or merging with other companies to enhance shareholder value.

     Based on guidance provided by the Securities and Exchange Commission, because the shareholders of the Patron Systems received stock representing majority control of the Company, Patron Systems was treated as the accounting acquirer for financial reporting purposes whereby historical amounts in the accompanying financial statements prior the exchange are those of Patron Systems. In addition, the share exchange was recorded as a capital transaction in the accompanying financial statements as opposed to a business combination. The exchange transaction was therefore reflecting by recording the 2,687,200 shares of stock retained by the Company's previous shareholders and the nominal assets received. In connection with the share exchange, the Company paid a fee of $250,000 in cash and issued 400,000 shares of Company common stock to a consultant, which shares were valued at $720,000, and expensed in the accompanying financial statements (value based upon the closing price on October 11, 2002). Such shares were issued on October 11, 2002, by Patron Systems, and immediately exchanged for shares of the Company's common stock. Prior to the transaction, the Company had no operations, no permanent employees and its sole purpose was to provide a vehicle for mergers and acquisitions.

     In addition, on the closing date, the Company issued 1,801,688 shares of common stock to a prior officer and other third parties for services rendered. The value associated with this share issuance of approximately $3.2 million was expensed in the accompanying financial statements.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------


NOTE D--PENDING ACQUISITIONS SUBJECT TO CLOSING


     TRUSTWAVE CORP.

     On November 23, 2002, Patron Systems, TWC Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of Patron Systems (TrustWave Mergerco), and TrustWave Corp., a Maryland corporation (TrustWave), entered into an Agreement and Plan of Merger, as subsequently amended (the TrustWave Merger Agreement), whereby TrustWave will merge with and into TrustWave Mergerco with TrustWave Mergerco surviving as a wholly owned subsidiary of the Company (the TrustWave Merger). In connection with the TrustWave Merger, shareholders of TrustWave will receive, in the aggregate:
     (1) $20,000,000 in cash, 50 percent of which will be paid at the closing of the TrustWave Merger and 50 percent of which will be paid not later than three months after the closing of the TrustWave Merger; and (2) approximately 8,850,000 shares of Patron System's common stock, subject to a one-time increase of up to 100 percent in the event that the shares of the Patron System's common stock fail to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. In addition, Patron Systems will issue approximately 2,150,000 stock options to current TrustWave option holders. See Note J for description of financing which will be used to fund this transaction.

     In connection with the TrustWave merger, an unaffiliated investor had placed in a trust $2,000,000 to be applied towards the cash consideration due under the related agreements. The Company is negotiating the terms by which this amount will become an investment in the Company at the closing of the TrustWave Merger.

     The TrustWave Merger had been approved by the Boards of Directors of Patron Systems, TrustWave Mergerco and TrustWave. The TrustWave Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave will execute employment agreements with Patron Systems.

     In connection with this transaction, Patron Systems is required to provide pre-closing working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at December 31, 2002, were $840,000. In January 2003, an additional $400,000 was advanced to TrustWave.

     TrustWave provides enterprise information assurance and security services and solutions company founded in 1995 to corporate, educational and government customers. In early 2002, TrustWave began work on a contract with a Fortune 100 financial services company to conduct security compliance audits and ongoing remote intrusion testing using TrustWave's proprietary technology and products.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------


NOTE D--PENDING ACQUISITIONS SUBJECT TO CLOSING--CONTINUED

     ENTELAGENT SOFTWARE CORP.

     On November 24, 2002, Patron Systems, ESC Acquisition, Inc., a California corporation and wholly owned subsidiary of Patron Systems (Entelagent Mergerco), and Entelagent Software Corp., a California corporation (Entelagent), entered into an Agreement and Plan of Merger, as amended (the Entelagent Merger Agreement) whereby Entelagent Mergerco will be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Patron Systems (the Entelagent Merger). Patron Systems, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement, as amended (the Entelagent Supplemental Agreement). Upon the consummation of the Entelagent Merger, shareholders of Entelagent will receive, in the aggregate, 1,800,000 shares of Patron Systems and Patron Systems will assume certain debts and obligations of Entelagent.

     The Entelagent Merger has been approved by the Boards of Directors of Patron Systems, Entelagent Mergerco and Entelagent. The Entelagent Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the Entelagent Merger, certain executive officers of Entelagent will execute employment agreements with Patron Systems. The closing of the acquisition is subject to several closing conditions, including approval of the transaction by Entelagent's shareholders, the consummation of a reincorporation merger pursuant to which the Company will merge with and into Patron Systems with the Company continuing as the surviving entity, the consummation of Patron System's acquisition of TrustWave and obtaining funding for the additional working capital needs of Entelagent.

     Subsequent to the closing of this transaction, the Company will be obligated to grant 440,000 common stock options to certain employees and non-employee consultants of Entelagent.

     In connection with this transaction Patron Systems agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at December 31, 2002, were $320,000. In March 2003, an additional $200,000 was advanced to Entelagent.

     Entelagent is an information technology products and services company founded in 1996. Entelagent's products and services are focused on e-mail management solutions, including monitoring and data mining with a particular focus on ensuring compliance with laws and regulations in the financial services and brokerage industries.


================================================================================

NOTE E--RELATED PARTY TRANSACTIONS

     SHAREHOLDERS LOANS

     Since its inception, the Company has obtained financing from certain shareholders for working capital needs. At December 31, 2002, the face amount of notes with these shareholders was $628,500 and related accrued interest of $26,201 has been included in accrued expenses. These advances bear interest at rates ranging from 8 percent to 10 percent per annum and are due on demand.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------

NOTE E--RELATED PARTY TRANSACTIONS--CONTINUED


     REIMBURSEMENTS OF EXPENSES INCURRED BY OFFICERS AND SHAREHOLDERS

     Certain shareholders and officers of the Company have incurred operating expenses totaling $453,127 on the Company's behalf. Such expenses have been recorded in the accompanying financial statements with a corresponding obligation to reimburse the shareholder/officer. Included in such expenses is approximately $60,000 of expenses incurred by a founder prior to incorporation of the Company for which the Company has agreed to reimburse the founder. As of December 31, 2002, no reimbursements have been paid to the officer/shareholders.


================================================================================


NOTE F--NOTES PAYABLE


     CONVERTIBLE NOTES PAYABLE

     In 2002, the Company borrowed an aggregate amount of $145,000 from four unrelated third parties. The notes, bear interest at 8 percent and are convertible into shares of the Company's common stock with the conversion price based on the underlying fair market value at the dates that the notes are settled (approximately 113,000 shares at December 31, 2002, based on the fair market value of the common stock at that date.)

     DEMAND NOTES PAYABLE

     In 2002, the Company borrowed an aggregate amount of $85,000 from two unrelated third parties under demand notes payable, which bears interest at 10 percent.

     FINANCING ARRANGEMENT

     In November 2002, the Company entered into a financing arrangement with a third party financial institution (the Lender), which called for the Company to borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of the Company's common stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with the five stockholders wherein each stockholder pledged shares in return for the right to receive on a best efforts basis on or before March 31, 2003, the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock as compensation.

     In December 2002, the Company received $450,000 of proceeds under the note and provided the Lender the pledged shares. Since that date, no additional proceeds have been provided by the Lender. The Company plans to take whatever action is necessary to either enforce the loan or secure the return of the pledged shares.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------

NOTE F--NOTES PAYABLE--CONTINUED


     In the accompanying financial statements as of December 31, 2002, the Company has effectively accounted for these events as an in-substance foreclosure on the loan collateral by the Lender. In doing so, the Company has recorded an obligation of $1,497,600 to the shareholders who pledged their shares representing the value of the shares that are required to be returned in November 2003. Accordingly, a loss on the financing arrangement of $1,047,600 has been recorded in the Statement of Operations for the difference between the obligation recorded and the proceeds received under the loan. Pending the outcome of any efforts the Company has taken or may take to recover additional proceeds under the loan or the pledged shares from the Lender, the obligation recorded will fluctuate throughout 2003 until the date the pledged shares are replaced with existing shares based upon the fair value of the shares.

     SECURED PROMISSORY NOTE

     In December 2002, the Company entered into a collateral loan agreement and promissory note with an unrelated third party in the amount of $3 million. On January 3, 2002, the Company entered into a second promissory note in the amount of $1.5 million. As of February 28, 2003, the Company has not borrowed any amounts under these arrangements. Interest on amounts borrowed accrues at 5.5 percent per annum. Borrowings on the $3 million note are collateralized by 8,823,529 shares of common stock, which have been placed in a custodial account for the benefit of the Lender as security for the loan. Borrowings on the $1.5 million note are collateralized by 5,769,231 shares of common stock, which have also been placed in a custodial account for the benefit of the Lender as security to the loan. Shares associated with the $3 million note have been reflected as shares held in escrow in the accompanying statement of stockholders' equity (deficit). Interest only payments will be due in the first year after funding of the loan. Aggregate monthly principal payments of $93,750 will be due beginning February 2004.

     On March 27, 2003, the Company cancelled the loan as no proceeds were ever received under the terms of the loan agreements. The Company requested that their restricted stock held in escrow be returned immediately to the transfer agent and cancelled.


================================================================================


NOTE G--STOCK OPTIONS


     STOCK OPTION GRANTS

     In May and July 2002, options to purchase 1,200,000 shares of the Company's common stock were granted to employees at an exercise price of $.01 per share with vesting periods of three years. Under the provisions of APB Opinion No. 25 and related interpretations, no compensation expense is required to be recorded by the Company on these options since the exercise price of such options was equal to the fair market value at the date of grant. In addition, the fair value of these options granted is not material.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------


NOTE G--STOCK OPTIONS--CONTINUED


     STOCK OPTION GRANTS--CONTINUED


     In October 2002, options to purchase 2,800,000 shares of the Company's common stock were granted to certain outside consultants. In accordance with SFAS No. 123, the Company recognized as an expense approximately $4,676,000 representing the fair value relating to such options. The fair value of the options at the date of grant was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 3.68 percent; expected dividend yield zero percent; expected option life of 10 years; and expected volatility of 87 percent.

     In December 2002, an officer of the Company, in conjunction with the officer's employment agreement, was granted an option to purchase 400,000 shares of common stock at an exercise price of $2.05 per share, the trading price of the underlying stock on the date of grant. The option vests quarterly over three years subject to the officer's continued employments and the options have a ten-year life. The fair value of the options at the date of grant was $468,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 3.24 percent; expected dividend yield zero percent; expected option life of three years; and expected volatility of 87 percent.

     LOK TECHNOLOGY, INC.

     Certain of the Company's founders were directors of Lok Technology, Inc.
     (Lok), a technology start up company, which has developed wireless encryption technology. During the period while such founders served as directors of Lok, Warren K. K. Luke loaned $500,000 to Lok evidenced by convertible notes, of which $350,000 was loaned by Lok to Entelagent Software Corp. Subsequent thereto, certain of the founders chose to vacate their board positions at Lok to become directors and/or officers of Patron Systems upon its formation. Mr. Luke joined the Board of Directors of the Company in January 2003.

     In November 2002, Patron Systems entered into a purchase agreement with such unaffiliated third party, whereby Patron Systems agreed to purchase such unaffiliated third party's rights and interests related to the $500,000 loan for 400,000 shares of Patron Systems' common stock. The consummation of the transactions contemplated by such purchase agreement are contingent upon, among other things, the consummation of merger of the Company with and into Patron Systems (see Note C) and Subsidiary's.

     As a result, upon the consummation of Patron Systems' acquisition of Entelagent and the Company's acquisition of the rights and interests related to the $500,000 loan as described above, Entelagent, as a subsidiary of Patron Systems, will owe Lok $350,000 and Lok will owe $500,000 plus accrued interest to Patron Systems. Thereafter, the Company and Lok intend to cancel these obligations in exchange for a license agreement and a mutual release and covenant not to sue. Such license agreement will provide Patron Systems with a non-exclusive right to exploit Lok's technology for a license fee, the amount of which is dependent on sales association with such licensed technology.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------

NOTE G--STOCK OPTIONS--CONTINUED

     CONSULTING AGREEMENTS

     On December 20, 2002, the Company entered into consulting agreements with three consultants providing services to the Company related to prospective mergers, identifying strategic investors, and identifying potential customers and business partners. The term of each agreement is for two years. For and as consideration for the services provided pursuant to the consulting agreements, the Company issued 2,425,000 shares of common stock of the Company. The Company recorded a charge of approximately $4,200,000 in its 2002 financial statements based upon the value of the shares issued.

================================================================================


NOTE H--INCOME TAXES


     Deferred taxes are comprised of the following at December 31, 2002:


                                                                   TAX EFFECT
     ---------------------------------------------------------------------------


     Deferred tax asset (all related to start up expenses)         $ (2,813,178)
     Valuation Allowance                                              2,813,178
                                                                   ------------


     Net deferred taxes                                            $         --
                                                                   ------------

Following is a reconciliation of the Company's tax provision to that expected based upon applying current statutory tax rates to the Company's net loss before income taxes:

     Net loss before income taxes                                  $(16,328,338)
                                                                   ------------

     Tax benefit at statutory rates                                  (5,551,635)

     Non-deductible expenses associated with reverse merger
        (see Note C)                                                  3,377,150
     Valuation allowance against deferred tax asset                   2,813,178
     State income tax benefit                                          (653,133)
     Other                                                               14,440
                                                                   ------------

     Provision for income taxes                                    $         --
                                                                   ------------


     Since its inception, the Company's business activities have been conducted to develop its business plan, raising capital, and pursuing mergers and acquisitions consistent with its business plan. The Company has deferred recognition of expenses associated with these activities as start up costs for income tax reporting purposes and will amortize them over five years commencing upon closing of either the TrustWave or Entelagent acquisitions when revenue generating operations will commence. All costs and charges associated with the reverse merger described in Note C have not been deducted for income tax reporting purposes. As a result, the Company has no net operating loss carryforward to report on its 2002 tax return.

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements

================================================================================

December 31, 2002
--------------------------------------------------------------------------------



NOTE I--EMPLOYMENT AGREEMENTS


     Effective October 1, 2002, the Company entered into employment agreements with three officers, each with a three year term. The minimum base compensation due in the aggregate under such agreements is $960,000 in year one, $1,140,000 in year two, and $1,320,000 in year three. On December 6, 2002, the Company entered into an employment agreement with a fourth officer that has a three-year term and provides for annual compensation of $250,000. In addition, the agreements provide for terms by which each officer may earn bonuses, severance payments, and other incentive compensation.


================================================================================


NOTE J--SUBSEQUENT EVENTS


     FINANCING TERM SHEET

     On January 13, 2003, Patron Systems, entered into a term sheet (the Term Sheet) with a private group of international investors (the Investors), pursuant to which the Investors have agreed to provide an investment facility to Patron Systems in an aggregate amount of up to $40 million.

     The investment facility is to be comprised of: (1) a $15 million equity investment in privately placed common stock of Patron Systems at a price per share of $5.00; and (2) $25 million in subordinated debt available in increments of not less than $5 million at the discretion of Patron Systems. The $15 million equity investment is to be used by Patron Systems to consummate the acquisition of TrustWave Corp., (see Note D) and is payable in connection with the closing of such acquisition. A portion of the proceeds of the investment facility will also be used to consummate the acquisition by Patron Systems of Entelagent Software Corp. (see Note D).

     Each tranche of subordinated debt will have a seven-year maturity and will accrue interest at the prime rate quoted in The Wall Street Journal. During the first year, Patron Systems will only be obligated to make interest payments and will be obligated to pay principal and interest thereafter until maturity. The subordinated debt facility may be drawn down for up to a period of one year.

     The investment facility provides that the proceeds of the investment facility are to be used by Patron Systems to finance certain acquisitions, including the acquisition of TrustWave Corp. and Entelagent Software Corp., start-up costs, world-wide business development opportunities and for general working capital purposes. Patron Systems has agreed to pay the
     Investors: (1) a semi-annual fee of 25 basis points on all uncommitted funds; and (2) a commitment fee of 3 percent, payable in equity or cash at the election of Patron Systems, on the first anniversary of the execution of the Term Sheet.

     PRIVATE PLACEMENT

     In March 2003, the Company received proceeds of $1,000,000 from the sale of 500,000 shares to unaffiliated investors in a private placement transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our board of directors has selected Grant Thornton LLP, an independent accounting firm, to serve as independent certified public accountants for our fiscal year ended December 31, 2002. Our previous accountant from July 8, 2002 until the retention of Grant Thornton, LLP was Grassano Accounting, P.A. On December 13, 2002, Patron Holdings received the resignation of Grassano Accounting, P.A. On July 8, 2002, we dismissed our prior accountant Kurt D. Saliger, CPA. No report submitted by either Mr. Saliger or by Grassano Accounting for the past two years contained an adverse opinion or a disclaimer of an opinion, or was qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by our Board. During our most recent two fiscal years and for the period of January 1, 2002 through the date hereof, we have had no disagreements with either of our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. These matters are more fully disclosed in our Current Report on Form 8-K filed with the SEC on December 16, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF PATRON AS OF MARCH 31, 2003

PATRICK J. ALLIN - CLASS III DIRECTOR, CHIEF EXECUTIVE OFFICER, AGE 51

         Until December of 2001, Mr. Allin was Co-Chairman and CEO of Encore Development, a high end technology consultancy. From 1996 to 2000, Mr. Allin was a Senior Consulting Partner at Price Waterhouse (subsequently PricewaterhouseCoopers), where he was responsible for several large practice areas, including the North American strategy practice. Post merger with Coopers & Lybrand, Mr. Allin had COO and P&L responsibility for the merged $6 billion global consulting practice. Throughout his tenure at PW/PWC Mr. Allin built and managed their largest client relationship. Mr. Allin received a bachelor of commerce degree from the University of Toronto, and is a Chartered Accountant.

RICHARD G. BEGGS - CLASS II DIRECTOR, AGE 58

         Mr. Beggs serves as Executive Vice President and Chief Administrative Officer for Daiwa Securities America. Prior to joining Daiwa in 1995, Mr. Beggs was the Managing Director and Chief Operating Officer of Kemper Clearing Corporation. He has held several positions at Security Pacific Bank/Bank of America, including President and CEO of the Treasury Management Corporation, President and COO of Security Pacific Securities Inc. and Managing Director of the Global Securities Services Group. He has also held senior management positions at Donaldson, Lufkin and Jenrette and at Salomon Brothers. Mr. Beggs graduated from Columbia University with a BA in Economics and received an MBA in Finance from Fairleigh Dickinson University.

ANTHONY J. CARBONE - CLASS III DIRECTOR, AGE 61

         Mr. Carbone has been Vice Chairman of Dow Chemicals Board of Directors since February 2000 and a Senior Consultant since November 2000. He has been a Director at Dow Chemical since 1995, and employed by Dow Chemical since 1962. He has had multiple assignments with Dow Chemical, including; Dow Latin America Marketing Director for Plastics 1974-76, Dow Business Manager for STYROFOAM(TM) 1976-80, Director of Marketing for Functional Products and Systems 1980-83, Dow U.S.A. General Manager of the Coatings and Resins Department 1983-86, General Manager of Separation Systems 1986-87, Vice President Dow Plastics 1987-91, Dow North America Group Vice President for Plastics 1991-93, Group Vice President, Global Plastics 1993-95, Group Vice President - Global Plastics, Hydrocarbons and Energy 1995-96, and Executive Vice President, 1996-2000. Mr. Carbone also serves as Director of Rockwell Collins Inc. and Chairman of Board Compensation and Governance Committee.

WARREN K. K. LUKE - CLASS II DIRECTOR, AGE 58

         Mr. Luke serves as Chairman and Chief Executive Officer of Hawaii National Bank and its parent, Hawaii National Bancshares, Inc. Mr. Luke, has also been an active member of a number of regional and national institutions. Mr. Luke served three, three-year terms as a director of the Federal Reserve Bank of San Francisco, including a term as chair of its audit committee. He has served as a member of the Board of Governors of the American Red Cross and the United Way of America and currently serves as a member of the Asia Pacific Advisory Committee for the Harvard Business School. A graduate of Babson College and the Harvard Graduate School of Business, Mr. Luke's banking career spans over thirty years. His numerous leadership positions in business and community affairs include: various assignments with the American Bankers Association, chairman of the Pacific and Asian Affairs Council, and directorships for the following organizations: the Hawaii Chapter of the American Red Cross, the Chinese Chamber of Commerce of Hawaii, the Hawaii Community Reinvestment Corporation, the Honolulu Academy of Arts, the Land Use Research Foundation of Hawaii, Aloha Airlines, and membership on the advisory council for the Korea Economic Institute of America in Washington D.C.

ROBERT E. YAW II - CLASS I DIRECTOR, AGE 56

         Mr. Yaw has been a founding principal shareholder of Patron Systems, Inc. and a director of other private companies, including principal equity partnerships with Prudential Insurance Company and New York Life Insurance Company. Prior thereto, Mr. Yaw founded Salomon Brothers' Global Telecommunications Group. Mr. Yaw led Salomon Brothers' creation of mortgage securitization. He was Chairman of that firm's New Products Group and Director of Private Placements. Prior to founding the Telecommunication Group, Mr. Yaw served on the staffs of Citigroup, the United States Senate Republican Policy Committee, the United States Senate Foreign Relations Committee, and the Presidential Commission on the Causes and Prevention of Violent Crime. Mr. Yaw received his undergraduate education at Bowdoin College and Clare College (Cambridge University), and his graduate legal education at Georgetown University and the University of London.

MARIE MEISENBACH GRAUL - CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER,
AGE 47

         Prior to her employment with Patron, Ms. Graul was Senior Vice President and Chief Financial Officer of NTE, Inc., a supply chain software company. From 1997 to 1999, Ms. Graul was the Vice President of Finance and CFO of Bernard Technologies, Inc. From 1989 through 1997, she served as CFO and Treasurer for Schwak, Inc., an international imaging technology company. Ms. Graul also worked as a Vice President for J&W Seligman & Co., a Wall Street money management firm from 1987 through 1989. Ms. Graul has an MBA from the University of Oklahoma and a BA from Michigan State University.

BRETT NEWBOLD - CHIEF TECHNOLOGY OFFICER, PRESIDENT, TECHNOLOGY PRODUCTS GROUP, AGE 50

         Since 1999, Mr. Newbold has served as an executive consultant to Kleiner Perkins Caufield & Byers; a California based private equity firm, and various software companies. Until 1999, Mr. Newbold was President and Chief Operating Officer of OpenText Corporation (NASDAQ:OTEX). Prior thereto, Mr. Newbold served for eight years as Vice President of Research and Development for Oracle Corporation where he had senior responsibility for the selection and development of new technologies, reporting directly to its Chairman, Mr. Ellison. Mr. Newbold received his undergraduate degree from the University of Washington.

RICHARD L. LINTING - PRESIDENT, SECURITY SERVICES GROUP, AGE 57

         Mr. Linting has an extensive track record building consultancies, including being the Lead Technology Partner and an Executive Committee Member at Accenture, and building the consulting practices at Computer Sciences Corporation and Digital Equipment Corporation. From 1996 until 1999, he served as President of Carreker Corporation (NASDAQ:CANI), a financial services-focused professional services and products company. Mr. Linting received his undergraduate degree from the University of Notre Dame and holds a MBA from the University of Chicago.

         The Board of Directors has created a Compensation Committee, an Audit Committee and a Corporate Governance Committee. Mr. Beggs serves as Chairman of the Compensation Committee and Mr. Luke serves as Chairman of the Corporate Governance Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon its review of Forms 3, 4 and 5 submitted to it, the Corporation is aware that (i) Warren K. K. Luke, a Director of the Corporation, filed a Form 3 on February 24, 2003 with respect to his election as Director on January 15, 2003, (ii) Richard G. Beggs, a Director of the Corporation, filed a Form 3 on February 25, 2003 with respect to his election as Director on January 15, 2003, (iii) Marie Meisenbach Graul, an officer of the Corporation, filed a Form 3 on March 4, 2003 with respect to her election as an officer on December 6, 2002, (iv) Robert E. Yaw II, a Director and officer of the Corporation, has not timely filed a Form 3, (v) Jeff Spanier, former Director and President of the Corporation, has not timely filed a Form 3 with respect to shares of common stock acquired by him in July 2002 or a Form 4 with respect to the change in his beneficial ownership as a result of the Share Exchange, and (vi) Marc Baker, former Director and President of the Corporation, has not timely filed a Form 4 with respect to the change in his beneficial ownership as a result of his resignation as an officer and director of the Corporation and related share forfeiture.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth a summary, for the years ended December 31, 2001 and 2002, of the compensation of Holdings' President for 2001 and through July 2002, and its President from July 2002 through October 2002 and its Chief Executive Officer since October 2002. The table also summarizes compensation for three other executive officers of Holdings serving as executive officers beginning on October 11, 2002 and one beginning on December 6, 2002. The six individuals identified in the Summary Compensation Table are referred to as the "named executive officers" throughout this report on Form 10-KSB.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                             ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                      ----------------------------------------------------------------------
                                                                                AWARDS             PAYOUTS
                                                                        ------------------------------------
                                                                                      Securities
                                        Salary   Bonus   Other annual   Restricted    underlying                All other
   Name and Principal                     ($)     ($)    compensation      Stock      options /      LTIP     compensation
        Position             Year         (1)     (1)         ($)       Award(s)($)    SARs (#)     Payouts        ($)
------------------------------------------------------------------------------------------------------------------------------
Marc Baker................   2002          0       0           0              0           0           0            0
    Sole Director and        2001          0       0           0              0           0           0            0
    President (2)
------------------------------------------------------------------------------------------------------------------------------
Jeffrey Spanier...........   2002          0       0           0              0           0           0            0
    Sole Director and
    President (3)
------------------------------------------------------------------------------------------------------------------------------
Patrick J. Allin..........   2002       270,000    0           0              0           0           0            0
    Chief Executive
    Officer (4)
------------------------------------------------------------------------------------------------------------------------------
Marie Graul...............   2002        20,833    0           0              0       400,000(6)      0            0
     Chief Financial
     Officer(5)
------------------------------------------------------------------------------------------------------------------------------
Brett Newbold.............   2002       187,000    0           0              0           0           0            0
    CTO, President -
    Technology Products
    (7)
------------------------------------------------------------------------------------------------------------------------------
Richard L. Linting........   2002       187,000    0           0              0      1,000,000(9)     0            0
    President - Security
    Services (8)
------------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown include cash compensation earned or to be earned by the named executive officers for the nine-month period from April 2002 through December 2002, including amounts deferred at the election of those officers. Bonuses are paid in April of the year following the year during which they are earned.

(2) On February 27, 2001, Holdings (then called Combined Professional Services, Inc.) issued Mr. Baker 2,300,000 shares of the Holdings' common stock. Mr. Baker tendered no consideration for the shares, but rather the Board existing at that time felt that such issuance was necessary to entice him to join Holdings based on his extensive experience with mergers and acquisitions. Mr. Baker became Holdings' sole director and officer. During his tenure with Holdings, Mr. Baker was issued an additional 2,200,000 shares of Holdings' common stock. On July 18, 2002,

Mr. Baker resigned from his positions with Holdings and returned all 4,500,000 shares of the Holdings' common stock that he had received.

(3) On July 18, 2002, Mr. Spanier was elected as a director and as President of Holdings (then called Combined Professional Services, Inc.). Mr. Spanier was issued 4,000,000 shares of Holdings' common stock at this time. Pursuant to the Exchange Agreement, and Mr. Spanier's employment agreement with Holdings, Mr. Spanier returned the 4,000,000 shares to Holdings in conjunction with his resignation as President of Holdings. These shares were subsequently cancelled.

(4) Mr. Allin became Holdings' Chief Executive Officer on October 11, 2002.

(5) Ms.Graul became Patron Holdings' Chief Financial Officer and Treasurer on December 6, 2002.

(6) Ms.Graul received, as of December 6, 2002, an option to purchase 400,000 shares of the common stock of Patron Holdings at a per share exercise price of $2.05. Such grant terminates on December 6, 2012.

(7) Mr. Newbold became Holdings' Chief Technology Officer and President, Technology Products Group on October 11, 2002.

(8) Mr. Linting became Holdings' President, Security Services Group on October 11, 2002.

(9) Mr. Linting received, on May 1, 2002, an option to purchase 1,000,000 shares of the common stock of Systems at a per share exercise price of $0.01. Such option grant terminates on May 1, 2012. As part of the Redomestication Merger, Mr. Linting's options became exercisable for the shares of the surviving corporation.

DIRECTOR COMPENSATION

         Holdings' Directors did not receive compensation for their services during the 2001 and 2002 fiscal years. Upon their appointment to the Board of Directors of Holdings, Richard G. Beggs, Anthony J. Carbone and Warren K. K. Luke each received an option to purchase 200,000 shares of the common stock of Holdings. After the Redomestication Merger, the non-employee members of our Board of Directors in 2003 will receive:

     o for new members, an initial option to purchase 200,000 shares of our common stock;

     o subsequent annual grants currently estimated to be 30,000 shares of the common stock;

     o an annual fee of either $30,000 or a grant of restricted stock in an amount equal to $45,000;

     o and reasonable fees and expenses associated with participation on the board of directors.

     o

OPTION GRANTS IN FISCAL 2002


                                 NUMBER OF
                                 SECURITIES      % OF TOTAL
                                 UNDERLYING      OPTIONS                                          GRANT DATE
                                 OPTIONS         GRANTED TO        EXERCISE       EXPIRATION      PRESENT
NAME                             GRANTED         EMPLOYEES         PRICE          DATE            VALUE (2)
----                             -------         ---------         -----          ----            ---------

Marc Baker..................     0               -                  -              -               -

Jeffrey Spanier.............     0               -                  -              -               -

Patrick J. Allin............     0               -                  -              -               -

Marie Graul.................     400,000         25%                $2.05          12/6/12         $468,000
                                 (1)
Brett Newbold...............     0               -                  -              -               -

Richard L. Linting..........     1,000,000 (1)   62.5%              $0.01          5/1/12          $0 (3)


          (1) The stock options granted to Mr. Linting are options to purchase 1,000,000 shares of the common stock of Patron Systems, while the stock options granted to Ms. Graul are options to purchase 400,000 shares of the common stock of Patron Holdings, now known as Patron Systems, Inc.

         (2) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table. Patron Holdings' use of this model should not be construed as an endorsement of its accuracy of valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of Patron Holdings' common stock during the applicable period.

         (3) The exercise price of such options was equal to fair market value at the date of grant.

EXECUTIVE EMPLOYMENT AGREEMENTS

PATRICK J. ALLIN

         As of October 2, 2002, Patrick J. Allin and Systems entered into an employment agreement in connection with Mr. Allin's employment for a three year term commencing on October 1, 2002, as the Chairman of the Board of Directors and Chief Executive Officer of Systems. As a result of the Redomestication Merger, this employment agreement has been assumed by the surviving corporation. Mr. Allin will receive a minimum annual base salary of $360,000 for the first year of the employment term, $420,000 for the second year of the employment term and $480,000 for the third year of the employment term. Mr. Allin is eligible to receive (i) an annual bonus of 50-100% of his annual base salary if certain financial performance measures are attained and (ii) such discretionary bonuses as may be authorized by the Compensation Committee from time to time for executive employees. Mr. Allin also is eligible to participate in stock option and other employee benefit plans of Systems that may be in effect from time to time.

         If Mr. Allin's employment is terminated as a result of his death, we will pay to Mr. Allin's estate his accrued but unpaid base salary, his accrued but unused vacation and a pro rata annual bonus. If Mr. Allin's employment is terminated because of his incapacity, we will pay to Mr. Allin for not fewer than three years an annual disability benefit equal to 60% of the sum of his base salary and annual bonus, reduced by amounts payable to Mr. Allin under our disability insurance policy. If Mr. Allin's employment is terminated by us for Cause (as defined in the employment agreement) or by Mr. Allin without Good Reason (as defined in the employment agreement), we will pay to Mr. Allin his accrued but unpaid base salary. If Mr. Allin's employment is terminated by us without Cause or by Mr. Allin for Good Reason, we will pay to Mr. Allin his accrued but unpaid base salary, a pro rata annual bonus and all other accrued but unpaid amounts to which Mr. Allin is entitled (including any pro rata performance incentive bonus and all accrued but unused vacation). In addition, if in connection with such a termination Mr. Allin signs a release of all claims against us, we will (i) pay to Mr. Allin the maximum bonus that could have been paid to Mr. Allin under any performance incentive bonus plan then in effect;
(ii) for three years pay to Mr. Allin his base salary plus an additional 10%, and an amount equal to the annual bonus Mr. Allin received for the year prior to the year of the termination and (iii) continue to provide Mr. Allin with health insurance coverage for the remainder of the three year employment term and continue in effect for Mr. Allin's benefit any directors' and officers' liability insurance covering his period of employment. In the event that the three year employment term expires without renewal, we will pay to Mr. Allin his accrued but unpaid base salary, a pro rata annual bonus and all other accrued but unpaid amounts to which Mr. Allin is entitled (including any pro rata performance incentive bonus and all accrued but unused vacation). In addition, if in connection with such expiration Mr. Allin signs a release of all claims against us, we will (i) pay to Mr. Allin the maximum bonus that could have been paid to Mr. Allin under any performance incentive bonus plan then in effect;
(ii) for two years pay to Mr. Allin his base salary plus an additional 10%, and an amount equal to the annual bonus Mr. Allin received for the year prior to the year in which the agreement expires and (iii) continue in effect for Mr. Allin's benefit any directors' and officers' liability insurance covering his period of employment.

         Mr. Allin agrees not to compete with us or solicit certain of our employees or clients for a period of two years after the termination of his employment (three years in the event that Mr. Allin is receiving payments and benefits due to the termination of his employment without Cause or for Good Reason). If any termination payments under the agreement or other amounts payable to Mr. Allin are subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we will provide Mr. Allin with a gross-up payment in an amount sufficient to offset the effects of such excise tax.

BRETT NEWBOLD

         As of October 2, 2002, Systems entered into an employment agreement with Brett Newbold in connection with Mr. Newbold's employment for a three year term commencing on October 1, 2002, as the President of the Technology Products Group of Patron Systems. The terms of Mr. Newbold's employment agreement are substantially similar to those described above for Mr. Allin except that Mr. Newbold will receive a minimum annual base salary of $300,000 for the first year of the employment term, $350,000 for the second year of the employment term and $400,000 for the third year of the employment term.

RICHARD L. LINTING

         As of October 2, 2002, Richard L. Linting and Systems entered into an employment agreement in connection with Mr. Linting's employment for a three year term commencing on October 1, 2002, as the President of the Securities Services Group of Patron Systems. The terms of Mr. Linting's employment agreement are substantially similar to those described above for Mr. Allin except that Mr. Linting will receive a minimum annual base salary of $300,000 for the first year of the employment term, $350,000 for the second year of the employment term and $400,000 for the third year of the employment term. As of May 1, 2002, Systems granted to Mr. Linting a non-qualified option to purchase 1,000,000 shares of its common stock, $.01 par value, with an exercise price equal to $.01 per share. The option vests quarterly over three years, commencing on the date of grant, in approximately equal installments, subject generally to Mr. Linting's continued employment by Systems. The option expires on May 1, 2012. If Mr. Linting's employment is terminated because of his death or incapacity, by us without Cause (as defined in the employment agreement) or by Mr. Linting for Good Reason (as defined in the employment agreement), the option will become fully vested and thereafter may be exercised until the earlier of the third annual anniversary of the date Mr. Linting's employment terminates and the option's expiration date. If Mr. Linting's employment is terminated by us for Cause, the option automatically will terminate. If Mr. Linting's employment is terminated by Mr. Linting without Good Reason, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the three month anniversary of the date Mr. Linting's employment terminates and the option's expiration date. In the event that Mr. Linting's three year employment term expires without renewal, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the third annual anniversary of the date the term expires and the option's expiration date.

MARIE MEISENBACH GRAUL

         As of December 6, 2002, Marie Meisenbach Graul and Systems entered into an employment agreement in connection with Ms. Graul's employment for a three year term commencing on December 6, 2002, as the Senior Vice President, Chief Financial Officer and Treasurer of Systems. The terms of Ms. Graul's employment agreement are substantially similar to those described above for Mr. Allin except that (i) Ms. Graul will receive a minimum annual base salary of $250,000 during the employment term and (ii) Ms.Graul is eligible to receive an annual bonus of up to 50% of her annual base salary if certain financial performance measures are attained. As of December 6, 2002, Systems granted to Ms. Graul a non-qualified option to purchase 400,000 shares of its common stock, $.01 par value, with an exercise price equal to $2.05 per share. The option vests quarterly over three years, commencing on the date of grant, in approximately equal installments, subject generally to Ms. Graul's continued employment by Systems. The option expires on December 6, 2012. If Ms. Graul's employment is terminated because of her death or incapacity, by us without Cause (as defined in the employment agreement) or by Ms. Graul for Good Reason (as defined in the employment agreement), the option will become fully vested and thereafter may be exercised until the earlier of the third annual anniversary of the date Ms. Graul's employment terminates and the option's expiration date. If Ms. Graul's employment is terminated by us for Cause, the option automatically will terminate. If Ms. Graul's employment is terminated by Ms. Graul without Good Reason, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the three month anniversary of the date Ms. Graul's employment terminates and the option's expiration date. In the event that Ms. Graul's three year employment term expires without renewal, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the third annual anniversary of the date the term expires and the option's expiration date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2002, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. As of December 31, 2002, there were 32,313,888 shares of common stock outstanding (which does not include 8,823,529 shares of common stock pledged to Mercatus as more fully described in Item 6. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment power with respect to the shares.

                                                          AMOUNT AND NATURE
                                                          OF BENEFICIAL                PERCENT OF
CERTAIN BENEFICIAL OWNERS           OWNERSHIP             CLASS
---------------------------------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS

Patrick J. Allin, Chief Executive Officer                     7,500,000                     23.2%(8)
311 Belle Foret Drive, Suite 150
Lake Bluff, Illinois 60044

Marie Meisenbach Graul, Chief Financial Officer,
Secretary and Treasurer                                               0                     0.00%
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Robert E. Yaw II, Director                                    7,750,000                     24.0%(9)
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Brett Newbold, Chief Technology Officer,                      5,000,000                     15.5%(10)
President, Technology Products Group
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Richard L. Linting, President                                 1,500,000                      5.8%(11)
Security Services Group
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Warren K. K. Luke, Director                                           0                     0.00%
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Richard G. Beggs, Director                                            0                     0.00%
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

Anthony J. Carbone, Director                                          0                     0.00%
311 Belle Foret Drive, Suite 150
Lake Bluff, IL 60044

All directors and executive officers
as a group                                                   21,750,000                     67.3%

-------------------------
(8) Based on information contained in a Schedule 13D, dated October 18, 2002, 6,250,000 shares are directly owned by Mr. Allin, with 1,250,000 shares indirectly beneficially owned by him.
(9) Based on information contained in a Schedule 13D, dated October 19, 2002, 1,000,000 shares are directly owned by Mr. Yaw, with 6,750,000 shares indirectly beneficially owned by him.
(10) Based on information contained in a Schedule 13D, dated October 18, 2002, 2,400,000 shares are directly owned by Mr. Newbold, with 2,600,000 indirectly beneficially owned by him.
(11) Based on information contained in a Schedule 13D, dated October 18, 2002, 1,350,000 shares are owned by the Richard L. Linting Trust and 150,000 shares are owned by the Richard L. Linting GST Trust, with all such shares indirectly beneficially owned by Mr. Linting. Includes 384,815 shares of common stock issuable pursuant to presently exercisable stock options which will become exercisable within 60 days of the date of this report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOK TECHNOLOGY AND WARREN K. K. LUKE

         Certain of Systems' founders were directors of Lok Technology, Inc. ("Lok"), a technology start up company, which has developed wireless encryption technology. During the period while such founders served as directors of Lok, the Warren K. K. Luke Trust and K.J.L. Associates (together, the "Luke Trust"), affiliates of Warren K. K. Luke, loaned $500,000 to Lok evidenced by convertible notes, of which $350,000 was loaned by Lok to Entelagent Software Corp. Subsequent thereto, certain of the founders chose to resign from their board positions at Lok to become directors and/or officers of Systems and Holdings. Mr. Luke currently serves on our board of directors.

         In November 2002, Systems entered into a purchase agreement with the Luke Trust, whereby Systems agreed to purchase the Luke Trust's rights and interests related to the $500,000 loan for 400,000 shares of Systems' common stock. The consummation of the transactions contemplated by such purchase agreement is contingent upon, among other things, the consummation of the Redomestication Merger and the acquisition of Entelagent. As a result, upon the consummation of the acquisition of Entelagent and Systems' acquisition of the rights and interests related to the $500,000 loan as described above, Entelagent, as our subsidiary, will owe Lok $350,000 and Lok will owe $500,000 plus accrued interest to us. Thereafter, we and Lok intend to cancel these obligations in exchange for a license agreement and a mutual release and covenant not to sue. Such license agreement will provide us with a non-exclusive right to exploit Lok's technology for a license fee, the amount of which is dependent on sales associated with such licensed technology.

         We intend to enter into purchase agreements with five Lok shareholders, pursuant to which we will issue shares of common stock in exchange for all interests in Lok held by such shareholders. In connection with those agreements, we intend to enter into termination, waiver and release agreements with Lok and the shareholders providing for termination of all existing agreements and a mutual release.

TRANSACTIONS WITH EXECUTIVE OFFICERS AND STOCKHOLDERS

         Since Systems' inception, it has obtained financing from certain shareholders for working capital needs. At December 31, 2002, the total amount owed to these shareholders was $628,500. These advances currently bear interest at a range of 8 to 10 percent per annum and are repayable on demand.

         Certain shareholders and officers of the Company have incurred operating expenses totaling $453,127 on the Company's behalf. Such expenses have been recorded in the accompanying financial statements with a corresponding obligation to reimburse the shareholder/officer. Included in such expenses is approximately $60,000 of expenses incurred by Robert E. Yaw II prior to incorporation of the Company for which the Company has agreed to reimburse Mr. Yaw. Mr. Yaw is a member of our board of directors.

As of December 31, 2002, no reimbursements have been paid to the officer/shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on form 10KSB: Exhibits:



EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
-------                                ----------------------

   2.1 Amended and Restated Share Exchange Agreement dated as of October 10, 2002, among Combined Professional Services, Inc., Patron Systems, Inc. and the holders of the issued and outstanding capital stock of Patron Systems, Inc. (incorporated by reference to Exhibit 2.1 to Patron Holdings' Current Report on Form 8-K/A filed October 11, 2002).

   2.2 Agreement and Plan of Merger dated as of November 23, 2002, by and among Patron Systems, Inc., TWC Acquisition, Inc. and TrustWave Corp. (incorporated by reference to Exhibit 2.1 to Patron Holdings' Current Report on Form 8-K filed November 27, 2002).

EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
-------                                ----------------------

   2.3 Supplemental Agreement dated as of November 23, 2002, and each amendment thereto by and among Patron Systems, Inc., TWC Acquisition, Inc., TrustWave Corp. and certain shareholders of TrustWave Corp. (incorporated by reference to Exhibit 2.2 to Patron Holdings' Current Report on Form 8-K filed November 27, 2002).

   2.4 Agreement and Plan of Merger dated as of November 24, 2002, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit 2.3 to Patron Holdings' Current Report on Form 8-K filed November 27, 2002).

   2.5 Supplemental Agreement dated as of November 24, 2002, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit 2.4 to Patron Holdings Current Report on Form 8-K filed November 27, 2002).

   2.6 Agreement and Plan of Merger dated as of March 26, 2003, Patron Systems, Inc. and Patron Holdings, Inc. (incorporated by reference to Exhibit A to Patron Holdings' Definitive Information Statement on
          Schedule 14C filed with the SEC on March 7, 2003).

   3.1 Second Amended and Restated Certificate of Incorporation of Patron Systems, Inc. dated as of February 24, 2003 (incorporated by reference to Exhibit B to Patron Holdings' Definitive Information Statement on
          Schedule 14C filed with the SEC on March 7, 2003).

   3.2 Amended and Restated By-laws of Patron Systems, Inc., dated as of October 7, 2002 (incorporated by reference to Exhibit C to Patron Holdings' Definitive Information Statement on Schedule 14C filed with the SEC on March 7, 2003).

   10.1 Agreement dated as of July 18, 2002, between Combined Professional Services, Inc. and Jeff Spanier (incorporated by reference to Exhibit
          10.0 to Patron Holdings' Current Report on Form 8-K filed August 14,
          2002).

   10.2 Employment Agreement dated as of October 2, 2002, between Patrick J. Allin and Patron Systems, Inc.(1)

   10.3 Employment Agreement dated as of October 2, 2002, between Brett Newbold and Patron Systems, Inc.(1)

   10.4 Employment Agreement dated as of October 2, 2002, between Richard L. Linting and Patron Systems, Inc.(1)

   10.5 Employment Agreement dated as of December 6, 2002, between Marie Meisenbach Graul and Patron Systems, Inc.(1)

   16.1 Letter of Grassano Accounting PA regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Patron Holdings' Current Report on Form 8-K filed December 16, 2002).

   21.1   Subsidiaries of the registrant.(1)

   23.1   Consent of Grant Thornton LLP.(1)

   99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer - Patron Systems.(1)

   99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer - Patron Systems.(1)



(1) Filed herewith.

(b) Reports on Form 8-K.

     During the fourth quarter of 2002, Patron filed the following Current Reports on Form 8-K:

       (ii) Current Report on Form 8-K dated September 27, 2002, reporting under Items 5 and 7 the execution of its share exchange agreement with Patron Systems, Inc. and the Shareholders of Patron Systems, Inc.
       (iii) Current Report on Form 8-K/A Number 3 dated October 11, 2002, reporting under Items 1, 2, 5 and 7 the completion of its share exchange and the execution of an Amended and Restated Share Exchange Agreement with Patron Systems, Inc. and the Shareholders of Patron Systems, Inc.

       (iv) Current Report on Form 8-K dated October 22, 2002, reporting under Items 5 and 7 the execution of its letter of intent to acquire Entelagent Software Corp., as well as its intention to redomesticate from Nevada to Delaware.
       (v) Current Report on Form 8-K dated October 24, 2002, reporting under Items 5 and 7 the execution of its letter of intent to acquire TrustWave Corp.
       (vi) Current Report on Form 8-K dated November 20, 2002, reporting under Items 5 and 7 the execution of a letter of intent by Patron Systems, Inc. to acquire the assets of Patron Global, Ltd., and the decision of the corporation to change its name to Patron Holdings, Inc.
       (vii) Current Report on Form 8-K dated November 23, 2002, reporting under Items 5 and 7 the execution of definitive documents to acquire TrustWave Corp. and Entelagent Software Corp. in separate transactions.
       (viii) Current Report on Form 8-K dated December 3, 2002, reporting under Item 1 the appointment of Richard G. Beggs, Warren K. K. Luke and Robert E. Yaw II to the Board of Directors of Patron Holdings, Inc.
       (ix) Current Report on Form 8-K dated December 11, 2002, reporting under Items 4 and 7 the change in the corporation's accountants from Grassano Accounting, PA to Grant Thornton, LP.
       (x) Current Report on Form 8-K dated January 13, 2003, reporting under Items 5 and 7 the entry into an investment facility of up to $40 million with a private group of international investors.
       (xi) Current Report on Form 8-K dated January 22, 2003, reporting under Items 5 and 7 the execution of a Memorandum of Understanding with TELSECURE (UK) LTD to develop an information security platform and broad-based suite of security products to support TELSECURE's wireless business application development project. The corporation also reported that it expects the TrustWave and Entelagent acquisitions to close during the first quarter of 2003.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days before the date of this report, Grant Thornton carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Patrick
J. Allin, and Chief Financial Officer, Marie Meisenbach Graul, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, Mr. Allin and Ms. Graul concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality of information contained in, and the timeliness of, the Company's public disclosures complies with its SEC disclosure obligations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATRON SYSTEMS, INC., a Delaware corporation

    /s/ Patrick J. Allin
    ----------------------------------------------------------
By: Patrick J. Allin, Chief Executive Officer


Date 3/31/03


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Patrick J. Allin
    ----------------------------------------------------------
By: Patrick J. Allin, Director and Chief Executive Officer

Date 3/31/03


    /s/ Marie Meisenbach Graul
    ----------------------------------------------------------
By: Marie Meisenbach Graul, Chief Financial Officer, Secretary and Treasurer

Date 3/31/03



    /s/ Richard C. Beggs
    ----------------------------------------------------------
By: Richard C. Beggs, Director

Date 3/31/03


    /s/ Anthony J. Carbone
    ----------------------------------------------------------
By: Anthony J. Carbone, Director

Date 3/30/03
     ---------------------------------------------------------


    /s/ Warren K. K. Luke
    ----------------------------------------------------------
By: Warren K. K. Luke, Director

Date 3/31/03



    /s/ Robert E. Yaw, II
    ----------------------------------------------------------
By: Robert E. Yaw II, Director

Date 3/31/03

                              PATRON SYSTEMS, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Marie Meisenbach Graul, Chief Financial Officer of Patron Systems, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Patron Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                By: /s/ Marie Meisenbach Graul
                                   ----------------------------
                                   Marie Meisenbach Graul
                                   Chief Financial Officer

                              PATRON SYSTEMS, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Patrick J. Allin, Chief Executive Officer of Patron Systems, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Patron Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                By: /s/ Patrick J. Allin
                                   --------------------------------
                                   Patrick J. Allin
                                   Chief Executive Officer