Form 10QSB
period 2003-03-31
PATRON SYSTEMS INC
filed 2003-05-21
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

     [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

          Commission file number 0-25675

                              PATRON SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                           74-3055158
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             311 BELLE FORET DRIVE, SUITE 150, LAKE BLUFF, IL 60044
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 295-7338
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of May 20, 2003, there were 68,144,148 shares of the issuer's common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              PATRON SYSTEMS, INC.
                                      INDEX

                                                                                                          Page
                                    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002                        1

     Unaudited Consolidated Statements of Operations for the Three-Months Ended March 31, 2003 and          2
     the period from inception (April 30, 2002) to March 31, 2003

     Unaudited Consolidated Statement of Stockholders' Deficit for the period from                          3
     inception (April 30, 2002) to March 31, 2003

     Unaudited Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2003 and          4
     the period from inception (April 30, 2002) to March 31, 2003

     Notes to Unaudited Consolidated Financial Statements                                                   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                           9

ITEM 3. CONTROLS AND PROCEDURES                                                                            20

                                     PART II. OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                  20

SIGNATURES                                                                                                 22

CERTIFICATIONS                                                                                             23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets


                                                                                                    MARCH 31,           DECEMBER 31,
                                                                                                       2003                2002
                                                                                                   ------------        ------------
                                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                       $     11,761        $        362
   Loans to TrustWave Corp., Entelagent Software Corp. and
Affiliates                                                                                            2,926,729           1,188,654
                                                                                                   ------------        ------------

TOTAL CURRENT ASSETS                                                                                  2,938,490           1,189,016
                                                                                                   ------------        ------------

DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS                                                     296,863             212,509
                                                                                                   ------------        ------------

TOTAL ASSETS                                                                                       $  3,235,353        $  1,401,525
                                                                                                   ------------        ------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Note Payable                                                                                    $    229,900        $    229,900
   Accounts payable                                                                                   1,699,561           1,200,274
   Expense reimbursement due to officers and shareholders                                               357,015             453,127
   Accrued payroll and payroll related expenses                                                         740,833             659,858
                                                                                                   ------------        ------------

TOTAL CURRENT LIABILITIES                                                                             3,027,309           2,543,159

ADVANCES FROM SHAREHOLDERS                                                                              608,500             628,500

OBLIGATION UNDER FINANCING ARRANGEMENT                                                                     --             1,497,728

STOCKHOLDERS' DEFICIT
   Common stock, par value $.01 per share, 150,000,000 shares authorized,
49,269,148 and 41,137,417 shares issued and outstanding as of March 31, 2003 and
December 31, 2002, respectively                                                                         492,693              41,137

   Additional paid in capital                                                                        39,715,793          26,254,632
   Shares issued and held in escrow (14,592,760 shares)                                             (20,792,986)        (13,235,293)
      Accumulated Deficit during Developmental Stage                                                (19,815,956)        (16,328,338)

TOTAL STOCKHOLDERS' DEFICIT                                                                            (400,456)         (3,267,862)
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $  3,235,353        $  1,401,525
                                                                                                   ------------        ------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                       PERIOD FROM INCEPTION
                                                                               THREE-MONTHS ENDED       (APRIL 30, 2002) TO
                                                                                 MARCH 31, 2003           MARCH 31, 2003
                                                                                  ------------             ------------
REVENUE                                                                           $       --               $       --
                                                                                  ------------             ------------

General and Administrative Expenses                                                 (1,329,101)              (3,768,161)
Charge associated with issuance of stock in reverse merger
transaction                                                                               --                 (3,965,726)
Common stock issued for business development consulting
services                                                                                  --                 (4,168,750)
Stock options granted for services                                                        --                 (4,676,000)
                                                                                  ------------             ------------

LOSS FROM OPERATIONS                                                                (1,329,101)             (16,578,637)

OTHER INCOME (EXPENSE)
   Loss on financing arrangement                                                    (2,210,272)              (3,258,000)
   Interest Income                                                                      51,755                   20,681
                                                                                  ------------             ------------

LOSS BEFORE INCOME TAXES                                                            (3,487,618)             (19,815,956)

INCOME TAX BENEFIT                                                                        --                       --
                                                                                  ------------             ------------

NET LOSS                                                                          $ (3,487,618)            $(19,815,956)
                                                                                  ------------             ------------


Net Loss Per Share-Basic and Diluted                                              $      (0.06)            $      (0.97)
                                                                                  ------------             ------------

Weighted Average Number of Shares Outstanding-Basic and
Diluted                                                                             47,038,924               20,377,232
                                                                                  ------------             ------------

Consolidated Statement of Stockholders' Deficit (Unaudited)

For the period from inception (April 30, 2003) to March 31, 2003


                                                                                         PAR
                                                                      SHARES OF         VALUE         ADDITIONAL     SHARES HELD
                                                                       COMMON           COMMON
                                                                        STOCK           STOCK       PAID IN CAPITAL   IN ESCROW
                                                                     ------------    ------------   --------------- ------------
BALANCE AT INCEPTION (APRIL 30, 2002)                                        --      $       --      $       --             --


   Issuance of founders shares                                         25,000,000          25,000         225,000           --

   Shares issued to predecessor in exchange transaction                 2,687,200           2,687            --             --


   Issuance of common stock in share exchange transaction               2,201,688           2,202       3,960,837           --

   Common stock issued in lieu of cash for services                     2,425,000           2,425       4,166,325           --

   Stock options issued in lieu for cash for services                        --              --         4,676,000           --

   Issuance of common stock as collateral to anticipated financing      8,823,529           8,823      13,226,470    (13,235,293)

   Issuance of common stock in private placement transactions           1,162,500           7,125       2,640,027

   Common stock issued under Accommodation Agreement                    1,200,000           1,200       3,706,672

   Issuance of common stock as collateral to anticipated financing      5,769,231           5,770       7,551,923     (7,557,693)

   Adjustment to Par Value for Redomestication to Delaware                                437,461        (437,461)

   Net loss
                                                                     ------------    ------------    ------------   ------------

BALANCE, MARCH 31, 2003                                                49,269,148    $    492,693    $ 39,715,793    (20,792,986)
                                                                     ------------    ------------    ------------   ------------

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                                                      DEVELOPMENT
                                                                         STAGE           TOTAL
                                                                     -------------    ------------
BALANCE AT INCEPTION (APRIL 30, 2002)                                 $       --      $       --


   Issuance of founders shares                                                --           250,000

   Shares issued to predecessor in exchange transaction                       --             2,687


   Issuance of common stock in share exchange transaction                     --         3,963,039

   Common stock issued in lieu of cash for services                           --         4,168,750

   Stock options issued in lieu for cash for services                         --         4,676,000

   Issuance of common stock as collateral to anticipated financing            --              --

   Issuance of common stock in private placement transactions                            2,647,152

   Common stock issued under Accommodation Agreement                                     3,707,872

   Issuance of common stock as collateral to anticipated financing                            --

   Adjustment to Par Value for Redomestication to Delaware                                    --

   Net loss                                                            (19,815,956)    (19,815,956)
                                                                     -------------    ------------

BALANCE, MARCH 31, 2003                                               $(19,815,956)      $(400,456)
                                                                     -------------    ------------

PATRON SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows (Unaudited)

                                                                                                        PERIOD FROM INCEPTION
                                                                                THREE-MONTHS ENDED       (APRIL 30, 2002) TO
                                                                                  MARCH 31, 2003           MARCH 31, 2003
                                                                                   ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $ (3,487,618)            $(19,815,956)
                                                                                   ------------             ------------
   Adjustments to reconcile net loss to net cash provided in operating activities:
     Non-cash charge associated with share exchange transaction                            --                  3,965,726
     Common stock issued in lieu of cash for services                                      --                  4,168,750
     Stock options issued in lieu of cash for services                                     --                  4,676,000
     Non-cash loss on financing arrangement                                           2,210,272                3,258,000
     Changes in assets and liabilities:
         Accounts payable                                                               499,159                1,699,433
         Expense reimbursement due to officers and
         shareholders                                                                   (96,112)                 357,015
         Accrued payroll and payroll related expenses                                    80,975                  740,830
                                                                                   ------------             ------------

   Total adjustments                                                                  2,694,294               18,865,754
                                                                                   ------------             ------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (793,324)                (950,202)
                                                                                   ------------             ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Loans to TrustWave Corp. and Entelagent Software Corp.                            (1,738,075)              (2,926,726)
   Deferred costs associated with pending acquisitions                                  (84,354)                (296,863)
                                                                                   ------------             ------------

NET CASH USED IN INVESTING ACTIVITIES                                                (1,822,429)              (3,223,589)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                                                 --                    229,900
   Proceeds from issuance of common stock                                             2,647,152                2,897,152
   Advances from shareholders                                                           (20,000)                 608,500
   Proceeds received under financing arrangement                                           --                    450,000

Net Cash Provided by Financing Activities                                             2,627,152                4,185,552

NET CASH INCREASE                                                                        11,399                   11,761

CASH AND CASH EQUIVALENTS, beginning of period                                              362                     --
                                                                                   ------------             ------------

CASH AND CASH EQUIVALENTS, end of period                                           $     11,761             $     11,761
                                                                                   ------------             ------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Patron Systems, Inc., and its subsidiaries at March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three-month period ended March 31, 2003. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The significant accounting principals and practices followed by Patron Systems, Inc. are set forth in the Notes to Consolidated Financial Statements in Patron System's Annual Report on Form 10KSB for the year ended December 31, 2002.

NOTE B - ORGANIZATION AND BUSINESS

Patron Systems, Inc. (herein referred to as "Systems" or the "Company") is a successor entity to Combined Professional Services, Inc., a Nevada corporation originally formed in October 1995 (CPS), which later changed its name in a share exchange to Patron Holdings, Inc. (Holdings). Holdings (as CPS) was originally formed to provide corporate financial services to other business entities, but abandoned that business plan shortly after formation. Holdings, therefore, has never had business operations or revenue.

On October 11, 2002, Holdings (as CPS), Systems and the stockholders of Systems consummated a share exchange (Share Exchange) pursuant to an Amended and Restated Share Exchange Agreement, whereby Holdings (as CPS) issued to each Systems stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems capital stock, an aggregate of 25,400,000 shares of Holdings (as CPS) common stock. Upon the closing of the Share Exchange, Systems' stockholders held approximately 85 percent of the outstanding capital stock of Holdings (as CPS), and Systems became a wholly-owned subsidiary of Holdings (as CPS). The share exchange was accounted for as a reverse merger whereby Systems, as the surviving company, was treated as the acquirer for financial statement purposes.

On March 26, 2003, Holdings merged with and into Systems, for the purpose of changing its state of incorporation from Nevada to Delaware (Redomestication Merger). Systems became the surviving corporation of the Redomestication Merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws are the governing documents of the surviving corporation. Systems' Board of Directors are the governing body of the Surviving Corporation.

Patron Systems, Inc., a Delaware corporation, was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' founders intended to raise capital on a private equity basis, but determined that there was a need for a public currency to achieve their growth path. Systems identified CPS during this process and determined that CPS was well-suited to provide Systems with its public currency because of its lack of operational history, affording Systems an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

The Company has yet to begin revenue-generating operations and, as such, is a development stage company. Since its inception, the Company has reported a net loss of approximately $19,800,000, principally associated with expenses related to the formation of the Company, assembling its management team, and capital formation and acquisition activities consistent with its business plan. A significant portion of this net loss can be attributed to non-cash capital stock transactions, such as the issuance of capital stock or stock options in lieu of cash for services.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Critical to the Company's future success is its ability to close on the acquisitions described in Note D, together with raising capital sufficient to fund both its obligations arising from these transactions as well as the Company's ongoing working capital requirements. Working capital to date has been provided by loans, advances and private placements received from certain shareholders and officers of the Company. While no assurances can be given that the Company will be successful in closing its pending acquisitions or raising sufficient capital, management believes it will be successful in doing so.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Effective with the reincorporation merger on March 26, 2003, Patron Holdings, Inc., merged into its wholly owned Delaware subsidiary, Patron Systems, Inc. As such, the accompanying financial statements represent the accounts of Patron Systems, Inc., and its two subsidiaries, TWC Acquisition Inc. and ESC Acquisition Inc. The accompanying financial statements are unaudited. However, management believes they contain all necessary adjustments and disclosures to be presented in accordance with generally accepted accounting principles.

ACQUISITION COSTS

The Company has incurred certain expenses, principally legal fees, in connection with the pending acquisitions described in Note D, which have been capitalized and deferred pending the completion of each acquisition. Upon closing, such costs will be included in the purchase price of each respective target company and allocated to the assets received and obligations assumed. In the event a pending acquisition does not occur, such costs will be expensed at that time.

START UP COSTS

All expenses incurred in connection with formation of the Company and related start up activities have been expensed as incurred and are included in general and administrative expenses in the accompanying consolidated financial statements.

STOCK OPTION PLANS

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

The following sets forth proforma information as if the Company were using the fair value method under SFAS No. 123 for the three months ended March 31, 2003 and the period from inception to March 31, 2003:

                                                                                                             Period from
                                                                                                              Inception
                                                                                  Three Months Ended     (April 30, 2002) to
                                                                                    March 31, 2003          March 31, 2003
                                                                                     ------------            ------------
Net (Loss) Earnings, as reported                                                     $ (3,487,618)           $(19,815,956)

Stock-based employee compensation cost under the fair value
        method of SFAS No. 123                                                             39,000                  52,000
                                                                                     ------------            ------------

Pro-Forma Net (Loss) Earnings                                                        $ (3,526,618)           $(19,867,956)
                                                                                     ------------            ------------
Pro-Forma Net Loss per Share-Basic and Diluted                                               (.08)                   (.98)


NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share also includes common stock equivalents outstanding during the period if dilutive. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents; as such common stock equivalents are anti-dilutive. Common stock equivalents at March 31, 2003, consist primarily of 4,615,532 vested stock options.

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

NOTE D--PENDING ACQUISITIONS SUBJECT TO CLOSING

TRUSTWAVE CORP.

On November 23, 2002, Patron Systems, Inc., TWC Acquisition, Inc., a Maryland corporation and wholly-owned subsidiary of Patron Systems Inc., (TrustWave Mergerco), and TrustWave Corp., a Maryland corporation (TrustWave), entered into an Agreement and Plan of Merger, as subsequently amended, (the TrustWave Merger Agreement) whereby TrustWave will be merged with and into TrustWave Mergerco a wholly-owned subsidiary of Patron Systems, Inc. (the TrustWave Merger). Patron Systems, Inc. TrustWave Mergerco and TrustWave also concurrently entered into a Supplemental Agreement, as amended (the TrustWave Supplemental Agreement), along with certain shareholders of TrustWave. Upon the consummation of the TrustWave Merger, shareholders of TrustWave will receive, in the aggregate: (1) $22,000,000 in cash, $10,000,000 of which will be paid at the closing of the TrustWave Merger and $12,000,000 of which will be paid no later than three months after the closing of the TrustWave Merger; and (2) 15,000,000 shares of Patron System's common stock, subject to a one-time increase of up to 100 percent in the event that the shares of Patron's common stock fails to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. In addition, Patron will issue stock options to current TrustWave option holders. The exact number of options will be determined at the closing and will be deducted from the closing common stock consideration.

The TrustWave Merger has been approved by the Boards of Directors of Patron Systems, TrustWave Mergerco, TrustWave, and TrustWave's shareholders. The TrustWave Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave will execute employment agreements with Patron. The closing of the acquisition is subject to several closing conditions including the receipt of adequate financing to complete the acquisition and fund certain working capital needs of TrustWave.

In connection with this transaction, Patron is required to provide working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at March 31, 2003 were $2,240,000 and approximately $50,000 in accrued interest.

TrustWave, founded in 1995, provides enterprise information assurance and security services and solutions to corporate, educational and government customers. In early 2002, TrustWave began work on a contract with a Fortune 100 financial services company to conduct security compliance audits and ongoing remote vulnerability testing using TrustWave's proprietary technology and products.

ENTELAGENT SOFTWARE CORP.

On November 24, 2002, Patron Systems, ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron Systems Inc. (Entelagent Mergerco), and Entelagent Software Corp., a California corporation (Entelagent), entered into an Agreement and Plan of Merger, as amended (the Entelagent Merger Agreement) whereby Entelagent

Mergerco will be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Patron Systems Inc. (the Entelagent Merger). Patron, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement, as amended (the Entelagent Supplemental Agreement). Upon the consummation of the Entelagent Merger, shareholders of Entelagent will receive, in the aggregate, 1,800,000 shares of Patron and Patron will assume certain debts and obligations of Entelagent.

The Entelagent Merger has been approved by the Boards of Directors of Patron, Entelagent Mergerco and Entelagent. The Entelagent Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the Entelagent Merger, certain executive officers of Entelagent will execute employment agreements with Patron. The closing of the acquisition is subject to certain closing conditions, including approval of the transaction by Entelagent shareholders, the consummation of Patron's merger with TrustWave and obtaining funding for the additional working capital needs of Entelagent.

Working capital advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at March 31, 2003, were $540,000 plus accrued interest of approximately $16,500. Management periodically assesses such loans for collectibility and as of March 31, management believes the amounts loaned to Entelagent are fully collectible. As such, an allowance has not been established. However, should matters arise that indicate that the Company may not collect all or a portion the balance of such loans, a charge to earnings may result.

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

NOTE E - RELATED PARTY TRANSACTIONS

ADVANCES FROM SHAREHOLDERS

Since its inception, the Company has obtained financing from certain shareholders for working capital needs. At March 31, 2003, the face amount of notes with these shareholders was approximately $608,500 and related accrued interest of $44,260 has been included in accounts payable. These advances bear interest at rates ranging from 8 percent to 10 percent per annum and are due on demand.

REIMBURSEMENTS OF EXPENSES INCURRED BY SHAREHOLDERS, OFFICERS AND DIRECTORS

Certain shareholders, officers and directors of the Company have incurred operating expenses totaling $827,000 on the Company's behalf. Such expenses have been recorded in the accompanying consolidated financial statements with a corresponding obligation to reimburse the shareholders, officers and directors. Included in such expenses is approximately $60,000 of expenses incurred by a founder prior to incorporation of the Company for which the Company has agreed to reimburse the founder. As of March 31, 2003, approximately $470,000 in reimbursements has been paid to the shareholders, officers and directors.

NOTE F - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

In 2002, the Company borrowed an aggregate amount of $145,000 from four unrelated third parties. The notes bear interest at 8 percent and are convertible into shares of the Company's common stock with the conversion price based on the underlying fair market value at the dates that the notes are settled.

DEMAND NOTES PAYABLE

In 2002, the Company borrowed an aggregate amount of $85,000 from two unrelated third parties under demand notes payable, which bear interest at 10 percent.

ACCOMMODATION AGREEMENTS

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the Lender), which called for the Company to borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of the Company's common stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with the five stockholders wherein each stockholder pledged shares in return for the right to receive on or before March 31, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares as compensation. The Company also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

In December 2002, the Company received approximately $450,000 of proceeds under the note and provided the Lender the pledged shares. Since that date, no additional proceeds have been provided by the Lender and repeated attempts have been made by the Company to secure the additional proceeds. The Company plans to take the necessary legal steps to either enforce the loan or secure the return of the pledged shares.

In the accompanying financial statements as of March 31, 2003, the Company has effectively accounted for these events as a foreclosure on the loan collateral by the Lender. On March 13, 2003, the Company replaced the shares to the five stockholders who pledged shares under the Accommodation Agreements for a total of 1,200,000 shares of Patron common stock. The value of the replacement shares issued totaled $3,708,000. As a result, the Company recorded a loss of approximately $2,200,000 upon issuance of the replacement shares for difference between the value of the shares issued and the amount of loss accrued in its 2002 financial statements.

SECURED PROMISSORY NOTE

In December 2002, the Company entered into a collateral loan agreement and promissory note with Mercatus & Partners, Ltd. in the amount of $3 million. On January 3, 2002, the Company entered into a second promissory note with Mercatus & Partners, Ltd. in the amount of $1.5 million. As of April 29, 2003, the Company has not borrowed any amounts under these arrangements. The $3 million note was collateralized by 8,823,529 shares of restricted common stock, which were placed in a custodial account for the benefit of the Lender as security for the loan. The $1.5 million note was collateralized by 5,769,231 shares of restricted common stock, which were also placed in a custodial account for the benefit of the Lender to securitize the loan. Shares associated with the $3 million and the $1.5 million notes have been reflected as shares issued and outstanding and held in escrow in the accompanying consolidated statement of stockholders' deficit.

On March 31, 2003, the Company terminated the collateral loan agreements and promissory notes for failure of Mercatus & Partners, Ltd. to deliver funds. The Company has requested that all collateral shares be returned to the Company's transfer agent for cancellation and retirement, which will reduce the number of issued and outstanding shares of the Company by 14,592,760 shares.

NOTE G - PRIVATE PLACEMENTS

In March 2003, the Company completed three separate private placements of restricted securities with unaffiliated third parties. A total of 1,162,500 shares were purchased in a range of $2.00 to $4.00 per share. Total proceeds were approximately $2,600,000. These proceeds were used principally as working capital advances to TrustWave Corp. and Entelagent Software Corp., including $1,000,000 to TrustWave and $250,000 to Entelagent. The remainder of the proceeds were used for partial repayment of accrued audit and legal fees, as well as reimbursement of shareholder and officer expenses incurred on behalf of the Company.

NOTE H - CONSULTING AGREEMENTS

Patron, in an attempt to generate merger and acquisition prospects quickly, has issued shares of Common Stock which it has registered on registration statements on Form S-8 to compensate consultants. On March 31, 2003, Patron entered into consulting agreements with each M. Rashid Qajar, who currently holds more than 5% of our outstanding voting stock, and Paul Harary of Security Management Partners. The term of each agreement is two years. The consulting services to be provided by Mr. Qajar shall be to advise and consult with Patron regarding general business matters including, but not limited to, development of an international business strategy, the evaluation and analysis of management needs and identifying and introducing Patron to prospective merger, asset, business or other acquisition candidates. The consulting services to be provided by Mr. Harary include, but are not limited to, the identification of potential candidates in the enterprise security service and technology field for acquisition by Patron. For and as consideration for the services provided pursuant to the consulting agreements, Patron has agreed to issue to Mr. Qajar 2,050,000 shares of Patron Common Stock and Mr. Harary 200,000 shares of Patron Common Stock. On April 2, 2003, Patron registered 2,250,000 shares of Patron Common Stock on Form S-8. Mr. Qajar has agreed to refrain from transferring 1,500,000 of his shares of Patron common stock for a period of twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the financial condition and results of operation for Patron Systems, Inc. should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements and information relating to Patron Systems, Inc. our industry and planned business operations as well as other information security businesses that involve risks and uncertainties. The statements contained in this report that are not historical statements of fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under the caption "Risk Factors" and elsewhere in this report.

GENERAL INFORMATION AND OVERVIEW

Patron Systems, Inc. is a successor entity to Combined Professional Services, Inc., a Nevada corporation originally formed in October 1995 ("CPS"), which later changed its name in a share exchange to Patron Holdings, Inc. ("Holdings"). Holdings (as CPS) was originally formed to provide corporate financial services to other business entities, but abandoned that business plan shortly after formation. Holdings, therefore, has never had business operations or revenue.

Patron was formed as a Delaware corporation in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Patron's founders intended to raise capital on a private equity basis, but determined that there was a need for a public company currency to achieve their growth plan. Patron identified CPS during this process and determined that CPS was well-suited to provide Patron with its public currency because of its lack of operational history, affording Patron an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

On October 11, 2002, Holdings (as CPS), Patron and the stockholders of Patron consummated a share exchange pursuant to an Amended and Restated Share Exchange Agreement, whereby Holdings (as CPS) issued to each Patron stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Patron capital stock, an aggregate of 25,400,000 shares of Holdings (as CPS) common stock. Upon the closing of the share exchange, Patron stockholders held approximately 85 percent of the outstanding capital stock of Holdings (as CPS), and Patron became a wholly owned subsidiary of Holdings (as CPS). The share exchange was accounted for as a reverse merger whereby Patron, as the surviving company, was treated as the acquirer for financial statement purposes.

On March 26, 2003, Holdings merged with and into Patron for the purpose of changing its state of incorporation from Nevada to Delaware. Patron became the surviving corporation of this redomestication merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws are the governing documents of the surviving corporation. Systems' Board of Directors are the governing body of the surviving corporation.

Prior to the date of the redomestication merger, Patron had no material assets or business operations. Patron's principal activities since its formation in April 2002 consisted of the development of its business plan, capital raising and evaluation and negotiation of potential acquisitions.

PLAN OF OPERATION

During the first quarter ended March 31, 2003, the Company incurred a net loss of $3,487,618. The Company was not in operation in the comparable period of the prior year. A major element of the net loss in the 2003 period was general administrative expenses of $1,329,101, comprised of management salaries and associated expenses incidental to the development of its business and a charge of $500,000 representing an estimated liability associated with employment arrangements entered into in commencing operations in the United Kingdom. In addition, the Company incurred a charge of $2,210,272 representing the difference between the value of replacement shares issued in connection with a financing arrangement, valued at $3,708,000, and the amount accrued in the 2002 financial statements associated with this arrangement. (See "Financing Arrangement" in Notes to Financial Statements).

During the next 12 months, Patron intends to implement its business plan to offer trusted security services and next generation integrated security products through acquisitions and internal growth. Patron intends to work with organizations to ensure that global enterprises implement information security policies, procedures and products that result in "trusted" information environments. Patron expects to offer information security and vulnerability assessments, certification programs, remediation, implementation, training, monitoring and management services.

In executing its current plans, Patron intends to identify and pursue potential acquisition targets consistent with its business plan; seek additional financing to fund ongoing business operations and to support its acquisitions strategies; develop management and information systems and technology to support operations; and attract and retain qualified personnel. Patron's ability to pursue this plan and to carry out its proposed business activities is dependent upon its ability to implement its acquisitions strategies, and to operate acquired companies efficiently, and to obtain required financing.

Patron has yet to begin revenue generating operations and as such is a development stage company. Since its inception, Patron has reported a net loss of approximately $19,800,000, principally associated with expenses related to its formation, assembling its management team, and capital formation and acquisition activities consistent with its business plan.

Patron has 5 corporate employees as of the date of this report. Patron intends to hire additional employees during the next 12 months as it completes pending acquisitions and executes its business plan, which will be dependent upon Patron' ability to raise necessary funding.

PENDING ACQUISITIONS

Patron intends to consummate the merger with TrustWave Corp. as soon as possible subject to Patron's satisfaction of certain closing conditions under the Agreement and Plan of Merger dated November 23, 2002 as amended. As of the date of this report, the closing date for the TrustWave merger has been verbally extended pending finalization of financing and merger terms. Patron's wholly-owned subsidiary will merge with and into TrustWave, with TrustWave surviving as a wholly owned subsidiary of Patron. At the closing of the merger with TrustWave, shareholders of TrustWave will receive, in the aggregate: (1) $22,000,000 in cash, $10,000,000 of which will be paid at the closing of the merger and the balance of which will be paid three months after the closing; and
(2) approximately 15,000,000 shares of Patron's common stock, subject to a one-time increase of up to 100 percent in the event that the shares of the Patron's common stock fail to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. Included in the 15,000,000 shares, Patron will issue approximately 2,900,000 stock options to current TrustWave option holders. In connection with this transaction, Patron provided working capital financing to TrustWave. Total outstanding advances at March 31, 2003, were $2,240,000.

On November 24, 2002, Patron, ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron, and Entelagent Software Corp., a California corporation, entered into an Agreement and Plan of Merger whereby ESC Acquisition will be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Patron. Patron, ESC Acquisition and Entelagent also concurrently entered into a Supplemental Agreement. Upon the consummation of the Entelagent Merger, shareholders of Entelagent will receive, in the aggregate, 1,800,000 shares of Patron's Common Stock and will assume certain debts and obligations of Entelagent.

The closing of the acquisition is subject to several closing conditions, including approval of the transaction by Entelagent's shareholders.

Subsequent to the closing of this transaction, Patron will be obligated to grant 440,000 common stock options to certain employees and non-employee consultants of Entelagent.

In connection with this transaction, Patron agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at March 31, 2003, were $540,000.

LIQUIDITY AND CAPITAL RESOURCES

Patron has been financed to date by a group of shareholders and private investors with "seed" capital. Patron's strategy is to seek capital at the lowest possible rates in order to implement its growth and acquisition strategy at the lowest cost of capital. Patron will continue to seek favorable financing as it implements its acquisition strategy in the information security market.

Patron's future capital requirements will depend on a number of factors, including its success in integrating and operating acquired companies, technological developments, competition and costs associated with current and future acquisitions. Patron believes that its existing cash and cash equivalents will be sufficient to fund its business operations for the next two to three months and expects that it will be required to raise an additional $20 to $30 million in order to meet its cash requirements over the next 12 months. This estimate is based on assumptions that may prove to be wrong and is a forward-looking statement that involves risks and uncertainties. Actual results could differ from this forecast as a result of a number of factors, including, but not limited to, timing of acquisition closings, various revenue contracts, and private placement closings.

Until we generate sufficient levels of cash from operations, which we do not expect to do in the foreseeable future, we expect to continue to finance future cash needs through the sale of equity securities and debt financing. This financing may not be available when needed or, if available, on terms that are unfavorable to Patron or its stockholders. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

Current market conditions have made it increasingly difficult for development stage companies, such as Patron, to raise capital. To date, Patron has engaged in discussions with various potential investors and is in active negotiations with certain of these potential investors. Unless these negotiations result in the timely completion of financing transactions, Patron is unlikely to be able to complete its planned acquisitions. The failure to complete these acquisitions will adversely affect Patron's ability to carry out its business plan and could jeopardize Patron's ability to continue its corporate existence.

CONSULTING AGREEMENTS

Patron, in an attempt to generate merger and acquisition prospects quickly, has issued shares of Common Stock which it has registered on registration statements on Form S-8 to compensate consultants. On March 31, 2003, Patron entered into consulting agreements with each M. Rashid Qajar, who currently holds more than 5% of our outstanding voting stock, and Paul Harary of Security Management Partners. The term of each agreement is two years. The consulting services to be provided by Mr. Qajar shall be to advise and consult with Patron regarding general business matters including, but not limited to, development of an international business strategy, the evaluation and analysis of management needs and identifying and introducing Patron to prospective merger, asset, business or other acquisition candidates. The consulting services to be provided by Mr. Harary include, but are not limited to, the identification of potential candidates in the enterprise security service and technology field for acquisition by Patron. For and as consideration for the services provided pursuant to the consulting agreements, Patron has agreed to issue to Mr. Qajar 2,050,000 shares of Patron Common Stock and Mr. Harary 200,000 shares of Patron Common Stock. On April 2, 2003, Patron registered 2,250,000 shares of Patron Common Stock on Form S-8. Mr. Qajar has agreed to refrain from transferring 1,500,000 of his shares of Patron common stock for a period of twelve months.

HISTORIC FINANCINGS

Stockholder Advances

Patron has been financed to date by a group of stockholders and private investors with "seed" capital. At March 31, 2003, the face amount of notes with stockholders was $608,500 with related accrued interest of $44,260. Each of these advances bears interest at rates ranging from 8 percent to 10 percent per annum and is due on demand. In addition, certain of Patron's stockholders and officers have incurred operating expenses totaling approximately $827,000. In addition, through March 31, 2003, Patron borrowed an aggregate amount of $230,000 from six unrelated parties. Four of the notes representing this debt bear interest at a rate of 8 percent per annum and are convertible into shares of Patron Common Stock, with the conversion price based on the fair market value of such shares on the date on which the notes are converted. Two of the notes representing this debt are demand notes accruing interest at a rate of 10 percent per annum.

Accommodation Agreements

In November 2002, Patron (as successor to Holdings) entered into a financing arrangement with a third party (subsequently amended), which called for Patron to borrow $950,000 pursuant to a note secured by a pledge by five of its stockholders of 950,000 shares of Patron common stock. In connection with this arrangement, Patron executed a series of Accommodation Agreements with the pledging stockholders, whereby each pledgor pledged shares in return for the right to receive, on or before March 31, 2003, the return of the pledged shares plus additional shares, for a total of 1,200,000 shares of Patron Common Stock. In December 2002, Patron received $450,000 of proceeds under the note, and provided the lender with all of the pledged shares. To date, Patron has not received the remaining $500,000 commitment. Patron intends to take all necessary actions to either enforce the loan or secure the return of the pledged shares. Patron issued the replacement shares of Patron Common Stock to the pledging stockholders on March 13, 2003, for a total non-cash charge of $3,258,000.

Mercatus & Partners, Ltd.

In December 2002, Patron entered into a collateral loan agreement and promissory note with Mercatus & Partners, Ltd. ("Mercatus"), a financing group, in the amount of $3 million. On January 2, 2003, Patron entered into a second promissory note with Mercatus in the amount of $1.5 million. As of the date here, Patron has not borrowed any amounts under these arrangements. Borrowings on the $3 million note are collateralized by 8,823,529 shares of common stock, which have been placed in a custodial account with UBS Bank in Switzerland for the benefit of the lender as security for the loan. Borrowings on the $1.5 million note are collateralized by 5,769,231 shares of common stock, which have also been placed in a custodial account for the benefit of the lender as security to the loan. Interest on amounts borrowed accrues at 5.5 percent per annum. Patron has agreed to pay fees of 3% to the lender and two months principal and interest in advance. The term of the loan is five years. Interest only payments will be due in the first year after funding of the loan. Aggregate monthly principal payments of $93,750 will be due beginning February 2004. There is an early termination charge for prepayment. Mercatus also requires a "key man" life insurance policy naming it as beneficiary and matching the principal balance of the loan on a decreasing basis. Patron is also required within 90 days of a loan drawdown to enter into good faith negotiations to establish a warrant or option position.

As of the date hereof, Mercatus had not provided funding under the terms of the collateral loan agreement and promissory note and is in breach of contract. Patron sent notification to Mercatus on March 31, 2003, terminating the agreement and requesting Mercatus to return all shares placed in the custodial account with UBS Bank in Switzerland. Upon receipt of the shares, Patron intends to cancel such shares.

Outside counsel has sent a second demand letter dated May 5, 2003, as the shares have not yet been received. As Mercatus has not returned these shares to the Company's transfer agent by May 23, 2003, the Company intends to take all necessary actions to ensure the prompt return of the shares.

Completed Private Placements

On March 19, 2003 and March 28, 2003, Patron entered into two separate term sheets, each with a private Profit Sharing Plan, for private placements totaling 1,000,000 shares of Patron Common Stock for aggregate proceeds of $2,000,000 at $2.00 per share. The term sheets contain provisions for Patron to commit to file a registration statement for these shares within two weeks of the closing of the TrustWave Merger and to use best efforts to ensure that the registration statement is declared effective within ninety days of the closing of the TrustWave Merger.

On April 4, 2003, Patron entered into a term sheet with a private investor for a private placement of 125,000 shares of Patron Common Stock for aggregate proceeds of $250,000 at $2.00 per share. The term sheet contains provisions for Patron to commit to file a registration statement for these shares within two weeks of the closing of the TrustWave Merger and to use best efforts to ensure that the registration statement is declared effective within ninety days of the closing of the TrustWave Merger.

During the first quarter of 2003, the Company received additional private placement proceeds of $650,000 at $4.00 per share for 162,500 shares of the Company's common stock from two private investors.

ADDITIONAL FINANCING OPPORTUNITIES


Prospective Private Equity Placements

As of April 17, 2003, a private investment fund, has entered into a term sheet with the Company for a private placement of common shares of Patron Common Stock for aggregate proceeds of $10,000,000 at a 40% discount to the current market price. The number of actual shares will be determined as of the funding date. In addition, Patron is currently negotiating a second $10 million equity investment from this fund.

Patron is currently in negotiations with a group of Private Investors with respect to a private placement of 4 million shares of Patron Common Stock, for a per share price of $5.00, which would result in an aggregate investment of $20,000,000. This funding is contingent on the consummation of the TrustWave Merger.

Prospective Debt/Equity Placement - CMAX Corporate Finance

On January 13, 2003, Patron entered into a term sheet (the "Term Sheet") with a private group of international investors at CMAX Corporate Finance Ltd., pursuant to which the Investors have agreed to provide an investment facility to Patron in an aggregate amount of up to $40 million for use by Patron in the information security services and products markets. This funding is to be used for acquisitions and general working capital purposes.

The investment facility agreed to between the Company and CMAX Corporate Finance is to be comprised of (i) a $15 million equity investment in privately placed Patron Common Stock at a price per share of $5.00 and (ii) $25 million in subordinated debt available in increments of not less than $5 million at the discretion of Patron. The $15 million equity investment is to be used by Patron to fulfill its obligations pursuant to the acquisition of TrustWave. Each tranche of subordinated debt will have a seven-year maturity and will accrue interest at the prime rate quoted in

The Wall Street Journal. During the first year, Patron will only be obligated to make interest payments and will be obligated to pay principal and interest thereafter until maturity.

The subordinated debt facility could be drawn down for up to a period of one year. If consummated, the investment facility provides that the proceeds of the investment facility would used by Patron to finance certain acquisitions, including the acquisitions of TrustWave and Entelagent, start-up costs, world-wide business development opportunities and for general working capital purposes.

Patron and the Investors have also agreed to jointly pursue business development opportunities in Europe and Asia related to wireless information security initiatives.

                                  RISK FACTORS

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LACK OF PROFITABILITY.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. We have generated no revenue from operations as of March 31, 2003. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2003, we had an accumulated deficit of $16.3 million and net losses of $3.5 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We may not be able to achieve or maintain profitability, and, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

LACK OF BUSINESS OPERATIONS.

Patron has generated no revenue from operations to date and relies on revenue generated from our capital raising activities to fund the implementation of our business plan. We will continue to seek financing for the acquisition of Entelagent and other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

OUR LIMITED HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

Holdings (as CPS) was incorporated in Nevada in 1995 and Patron was incorporated in Delaware in 2002. We have not had any business operations since inception. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

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

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

The executive officers, directors and entities affiliated with any of them together beneficially own approximately 69% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2003, there were approximately 36,426,388 shares of common stock outstanding (which number does not include the 14,592,760 shares of common stock pledged to Mercatus that have been requested to be returned and cancelled, as more fully described in the description of our Liquidity and Capital Resources under the caption "Management's Discussion and Analysis or Plan of Operation"), of which all but 11,026,388 shares will be held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

DOWNTURNS IN THE INTERNET INFRASTRUCTURE, NETWORK SECURITY AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

The market for products and other products we intend to offer depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for products and other products we intend to offer. In this environment, customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of products we intend to offer. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in the capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our potential customers and the markets we intend to serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. A decline in capital spending in the markets we intend to serve may adversely affect our future revenues, gross margins and operating margins and make it necessary for us to gain significant market share from our future competitors in order to achieve our financial goals and achieve profitability.

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

Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources than we will have. In addition, some of our potential competitors currently combine their products with other companies' networking and security products. These potential competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the products we intend to offer. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer, increase revenue or meet our or market analysts' expectations could be adversely affected.

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

Furthermore, we may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements may adversely affect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may be adversely affected. In addition, the introduction of products embodying new technologies could render existing products we intend to offer obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenues to decline and our operating results to be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

THE UNPREDICTABILITY OF AN ACQUIRED COMPANY'S QUARTERLY RESULTS MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

The quarterly revenues and operating results of companies we may acquire likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect future revenues and future operating results include the following:

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

                    o our ability to manage our customer base and credit risk and to collect accounts receivable; and

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

Future products will be designed to interface with our end customers' existing networks, each of which have different specifications and utilize multiple protocol standards. Many end customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Or future products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet end customers' requirements. If we find errors in the existing software used in our end customers' networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our future products do not interoperate with those within our end customers' networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our anticipated revenues.

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

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

Governmental regulation of imports or exports or failure to obtain required export approval of encryption technologies we intend to acquire could harm our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of Patron's management, including Patron's Chief Executive Officer and Chief Financial Officer, Patron has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in Patron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer - Patron Systems, Inc.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer - Patron Systems, Inc.

(b) Reports on Form 8-K.


On January 16, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission containing two press release issued on January 2, 2003 and January 15, 2003, announcing the appointment of Richard G. Beggs, Warren K. Luke and Robert E. Yaw II to serve on the Board of Directors, and an increase in the size of the Board to nine.

On January 16, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission containing a press release issued on January 15, 2003 announcing the execution of a term sheet with a private group of international investors for an investment facility to Patron.

On January 28, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission containing a press release issued on January 22, 2003 announcing the execution of a memorandum of understanding with TELSECURE (UK) LTD, for the development by Patron of an information security platform and broad-based suite of security products to support TELSECURE's wireless business application development project, and a press release issued on January 24, 2003 announcing the progress of business combinations with TrustWave Corp. and with Entelagent Software Corp.

On March 27, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing the consummation of the merger of Patron Holdings, Inc., a Nevada corporation, with and into Patron Systems, Inc.

ITEMS 1 through 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PATRON SYSTEMS, INC.


Date: May 20, 2003                                /s/ Patrick J. Allin
                                                  _____________________________
                                                  Patrick J. Allin
                                                  Chief Executive Officer

Date: May 20, 2003                                /s/ Marie Meisenbach Graul
                                                  _____________________________
                                                  Marie Meisenbach Graul
                                                  Chief Financial Officer

                                 CERTIFICATIONS


I, Patrick J. Allin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patron Systems, Inc.;

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

Date: May 20, 2003

/s/ Patrick J. Allin
---------------------------
Patrick J. Allin
Chief Executive Officer

I, Marie Meisenbach Graul, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Patron Systems, Inc.;

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

Date: May 20, 2003

/s/ Marie Meisenbach Graul
----------------------------------
Marie Meisenbach Graul
Chief Financial Officer