Form 10QSB/A
period 2003-03-31
PATRON SYSTEMS INC
filed 2003-08-19
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2003

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act
      For the transition period from              to
                                     ------------    ------------

                             Commission file number 0-25675

                              PATRON SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                      74-3055158
                 --------                                      ----------
(State or other jurisdiction of incorporation                (IRS Employer
              or organization)                              Identification No.)

             311 BELLE FORET DRIVE, SUITE 150, LAKE BLUFF, IL 60044
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 295-7338
                             -----------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of May 20, 2003 there were 68,144,148 shares of the issuer's common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              PATRON SYSTEMS, INC.
                                      INDEX

                                                                                                          Page
                                    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets at March 31, 2003 (Unaudited and Restated) and December 31, 2002           1
     (Unaudited and Restated) Consolidated Statements of Operations for the Three-Months Ended
     March 31, 2003 and the period from inception (April 30, 2002) to March 31, 2003                        2
     (Unaudited and Restated) Consolidated Statement of Stockholders' Deficit for the period from
     inception (April 30, 2002) to March 31, 2003                                                           3
     (Unaudited and Restated) Consolidated Statements of Cash Flows for the Three-Months Ended
     March 31, 2003 and the period from inception (April 30, 2002) to March 31, 2003                        4
     Notes to Unaudited Consolidated Financial Statements                                                   5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                           9
ITEM 3. CONTROLS AND PROCEDURES                                                                            21
                                     PART II. OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                  21
SIGNATURES                                                                                                 22
CERTIFICATIONS                                                                                             23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,                DECEMBER 31,
                                                                            2003                       2002
------------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED AND RESTATED)

   ASSETS

      CURRENT ASSETS
                                                                  ------------------------------------------------
      Cash and cash equivalents                                   $              11,486      $                 362
      Loans to TrustWave Corp. and Entelagent Software Corp.                  3,036,729                  1,188,654
                                                                  ------------------------------------------------

   TOTAL CURRENT ASSETS                                                       3,048,215                  1,189,016

   DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS                          296,863                    212,509

   TOTAL ASSETS                                                   $           3,345,078      $           1,401,525
------------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
      Notes Payable                                               $             229,900      $             229,900
      Accounts payable                                                        1,408,880                  1,200,274
   Expense reimbursement due to officers and shareholders                       208,516                    453,127
   Accrued payroll and payroll related expenses                                 740,833                    659,858
   Advances from Shareholders                                                 1,243,500                    628,500
                                                                  ------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                  3,831,629                  3,171,659

   OBLIGATION UNDER FINANCING ARRANGEMENT                                            --                  1,497,728

   STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.01 per share, 150,000,000
         shares authorized, 49,269,247 and 41,137,417 shares
         issued and outstanding as of March 31, 2003 and
         December 31, 2002, respectively                                        492,692                     41,137
      Additional paid in capital                                             39,715,793                 26,254,632
      Shares issued and held in escrow (14,592,760 shares)                  (20,792,986)               (13,235,293)
   Accumulated Deficit during Developmental Stage                           (19,902,050)               (16,328,338)
                                                                  ------------------------------------------------

   Total Stockholders' Equity (Deficit)                                        (486,551)                (3,267,862)
                                                                  ------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $           3,345,078      $           1,401,525
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED AND RESTATED)


                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                            THREE-MONTHS ENDED      (APRIL 30, 2002) TO
                                                                              MARCH 31, 2003           MARCH 31, 2003
                                                                            ------------------      -------------------
REVENUE                                                                     $               --      $                --
                                                                            ------------------      -------------------

General and Administrative Expenses                                                 (1,474,555)              (3,913,615)
Charge associated with issuance of stock in reverse merger transaction                      --               (3,965,726)
Common stock issued for business development consulting services                            --               (4,168,750)
Stock options granted for services                                                          --               (4,676,000)
                                                                            ------------------      -------------------

LOSS FROM OPERATIONS                                                                (1,474,555)             (16,724,091)

OTHER INCOME (EXPENSE)
   Loss on financing arrangement                                                    (2,210,272)              (3,258,000)
   Interest Income (Expense)                                                           111,115                   80,041
                                                                            ------------------      -------------------

LOSS BEFORE INCOME TAXES                                                            (3,573,712)             (19,902,050)

INCOME TAX BENEFIT                                                                          --                       --
                                                                            ------------------      -------------------

NET LOSS                                                                    $       (3,573,712)     $       (19,902,050)
-----------------------------------------------------------------------------------------------------------------------


Net Loss Per Share--Basic and Diluted                                       $            (0.10)     $             (0.65)
                                                                            ------------------      -------------------

Weighted Average Number of Shares Outstanding--Basic and Diluted                    34,190,495               30,380,203
                                                                            ------------------      -------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED AND RESTATED)

For the period from inception (April 30, 2003) to March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      DEFICIT
                                                            PAR VALUE   ADDITIONAL    SHARES HELD   ACCUMULATED
                                               SHARES OF     COMMON       PAID IN                   DURING THE
                                              COMMON STOCK    STOCK      CAPITAL      IN ESCROW   DEVELOPMENT STAGE       TOTAL
                                              --------------------------------------------------------------------------------------
Balance at Inception (April 30, 2002)                  --  $      --  $         --           --     $          --      $         --


  Issuance of founders shares                  25,000,000     25,000       225,000           --                --           250,000

  Shares issued to predecessor in exchange
    transaction                                 2,687,200      2,687            --           --                --             2,687

  Issuance of common stock in share exchange
    transaction                                 2,201,688      2,202     3,960,836           --                --         3,963,038

  Common stock issued in lieu of cash for
    services                                    2,425,000      2,425     4,166,325           --                --         4,168,750

  Stock options issued in lieu for cash for
    services                                           --         --     4,676,000           --                --         4,676,000

  Issuance of common stock as collateral to
    anticipated financing                       8,823,529      8,823    13,226,471  (13,235,293)               --                --

  Net loss for period ended
    December 31, 2002                                                                                 (16,328,338)      (16,328,338)
                                              --------------------------------------------------------------------------------------
Balance, December 31, 2002                     41,137,417     41,137    26,254,632  (13,235,293)      (16,328,338)      (16,328,338)

  Issuance of common stock in private
    placement transactions                      1,162,500      7,125     2,640,027                                        2,647,152

  Common stock issued under Accommodation
    Agreement                                   1,200,000      1,200     3,706,672                                        3,707,872

  Issuance of common stock as collateral to
    anticipated financing                       5,769,231      5,769     7,551,923   (7,557,693)                                 --

  Adjustment to Par Value for Redomestication
    to Delaware                                              437,461     (437,461)                                               --

  Net loss for period ended March 31, 2003                                                             (3,573,712)       (3,573,712)
                                              --------------------------------------------------------------------------------------
Balance, March 31, 2003                        49,269,148  $ 492,692  $ 39,715,793  (20,792,986)    $ (19,902,050)     $   (486,551)
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED AND RESTATED)


                                                                                                 PERIOD FROM INCEPTION
                                                                       THREE-MONTHS ENDED           (APRIL 30, 2002) TO
                                                                         MARCH 31, 2003               MARCH 31, 2003
                                                                    ------------------------    -----------------------

Cash Flows from Operating Activities
   Net loss                                                         $             (3,573,712)   $            (19,902,050)
                                                                    ------------------------    ------------------------
   Adjustments to reconcile net loss to net cash provided in
   operating activities:
   Non-cash charge associated with share exchange transaction                             --                   3,965,726
   Common stock issued in lieu of cash for services                                       --                   4,168,750
   Stock options issued in lieu of cash for services                                      --                   4,676,000
   Non-cash loss on financing arrangement                                          2,210,272                   3,258,000
   Changes in assets and liabilities:
            Accounts payable                                                         208,606                   1,693,880
            Expense reimbursement due to officers and shareholders                  (244,741)                    208,516
            Accrued payroll and payroll related expenses                              80,976                     754,144
                                                                    ------------------------    ------------------------

   Total adjustments                                                               2,255,113                  18,725,016
                                                                    ------------------------    ------------------------

Net Cash Used in Operating Activities                                             (1,318,599)                 (1,177,034)
                                                                    ------------------------    ------------------------

Cash Flows Used in Investing Activities
   Loans to TrustWave Corp. and Entelagent Software Corp.                         (1,848,075)                 (3,335,040)
   Deferred costs associated with pending acquisitions                               (84,354)                   (296,863)
                                                                    ------------------------    ------------------------

Net Cash Used in Investing Activities                                             (1,932,429)                 (3,631,903)

Cash Flows from Financing Activities
      Proceeds from issuance of notes payable                                             --                     229,900
   Proceeds from issuance of common stock                                          2,647,152                   2,897,023
   Advances from shareholders                                                        615,000                   1,243,500
   Proceeds received under financing arrangement                                          --                     450,000
                                                                    ------------------------    ------------------------

Net Cash Provided by Financing Activities                                          3,262,152                   4,820,423

Net Cash Increase (Decrease)                                                          11,124                      11,486
                                                                    ------------------------    ------------------------
Cash and Cash Equivalents, beginning of period                                           362                          --

Cash and Cash Equivalents, end of period                            $                 11,486    $                 11,486
------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Patron Systems, Inc., and its subsidiaries at March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three-month period ended March 31, 2003. In addition, the accompanying unaudited consolidated financial statements reflect restatement adjustments to reflect certain cash activity disclosed in Note F. Such activity was not reflected in the Company's original Form 10-QSB filing as of and for the quarter ended March 31, 2003. In addition, the Company has reclassified its obligations related to Advances from Shareholders to a current liability to reflect the related amounts are due on demand and has revised the reported weighted average shares outstanding for the three months ended March 31, 2003 to exclude shares held issued but held in escrow.

The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The significant accounting principals and practices followed by Patron Systems, Inc. are set forth in the Notes to Consolidated Financial Statements in Patron System's Annual Report on Form 10KSB for the year ended December 31, 2002.

NOTE B -- ORGANIZATION AND BUSINESS

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

On March 26, 2003, Holdings merged with and into Systems, for the purpose of changing its state of incorporation from Nevada to Delaware (Redomestication Merger). Systems became the surviving corporation of the Redomestication Merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws are the governing documents of the surviving corporation. Systems' Board of Directors is the governing body of the Surviving Corporation.

Patron Systems, Inc., a Delaware corporation, was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' founders intended to raise capital on a private equity basis, but determined that there was a need for public currency to achieve their growth path. Systems identified CPS during this process and determined that CPS was well-suited to provide Systems with its public currency because of its lack of operational history, affording Systems an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

The Company has yet to begin revenue-generating operations and, as such, is a development stage company. Since its inception, the Company has reported a net loss of approximately $19,900,000, principally associated with expenses related to the formation of the Company, assembling its management team, and capital formation and acquisition activities consistent with its business plan. A significant portion of this net loss can be attributed to non-cash capital stock transactions, such as the issuance of capital stock or stock options in lieu of cash for services.

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

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following sets forth proforma information as if the Company were using the fair value method under SFAS No. 123 for the three months ended March 31, 2003 and the period from inception to March 31, 2003:

                                                                                         Period from
                                                                                          Inception
                                                                  Three Months Ended  (April 30, 2002) to
                                                                   March 31, 2003       March 31, 2003
                                                                  ----------------------------------------
Net Loss, as reported                                                 $ (3,573,712)      $ (19,902,050)

Stock-based employee compensation cost under the fair value
        method of SFAS No. 123                                              39,000              52,000
                                                                   -------------------------------------

Pro-Forma Net Loss                                                    $ (3,612,712)      $ (19,952,050)
                                                                   -------------------------------------
Pro-Forma Net Loss per Share-Basic and Diluted                                (.11)               (.66)

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

Working capital advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at March 31, 2003, were $780,000 plus accrued interest of approximately $16,500. Management periodically assesses such loans for collectibility and as of March 31, management believes the amounts loaned to Entelagent are fully collectible. As such, an allowance has not been established. However, should matters arise that indicate that the Company may not collect all or a portion the balance of such loans, a charge to earnings may result.

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

NOTE E -- RELATED PARTY TRANSACTIONS

ADVANCES FROM SHAREHOLDERS

Since its inception, the Company has obtained financing from certain shareholders for working capital needs. At March 31, 2003, the face amount of notes with these shareholders was approximately $1,243,500 and related accrued interest of $44,260 has been included in accounts payable. These advances bear interest at rates ranging from 8 percent to 10 percent per annum and are due on demand.

REIMBURSEMENTS OF EXPENSES INCURRED BY SHAREHOLDERS, OFFICERS AND DIRECTORS

Certain shareholders, officers and directors of the Company have incurred operating expenses totaling $827,000 on the Company's behalf. Such expenses have been recorded in the accompanying consolidated financial statements with a corresponding obligation to reimburse the shareholders, officers and directors. Included in such expenses is approximately $60,000 of expenses incurred by a founder prior to incorporation of the Company for which the Company has agreed to reimburse the founder. As of March 31, 2003, approximately $597,000 in reimbursements has been paid to the shareholders, officers and directors.

NOTE F -- NOTES PAYABLE

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

FUNDS RECEIVED FROM COMPANY OFFICER

In March 2003, an officer of the Company (the "officer") borrowed $635,000 from third parties and used these funds to pay certain legitimate business expenses of the Company. This was done without the knowledge of the CEO and CFO.

Pending determination by Management and the Board as to whether the funds were obtained personally by the officer and deposited in a Company account or whether this officer obtained the funds on behalf of the Company, these transactions and the related funds, as well as the subsequent disbursement of funds to pay liabilities of the Company have been reflected in the financial statements as they occurred 9 inasmuch as the funds were received into and disbursed out of a Company account. The Company's recognizes its obligation to repay the principal due either to the officer or to the third parties.

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corporation. The remaining cash balance in this account of $310 is reflected in the accompanying March 31, 2003 financial statements. Because these transactions were not known by or approved by the CEO or CFO, a breach of the Company's internal controls occurred. Management, the Board and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

NOTE G -- PRIVATE PLACEMENTS

In March 2003, the Company completed three separate private placements of restricted securities with unaffiliated third parties. A total of 1,162,500 shares were purchased in a range of $2.00 to $4.00 per share. Total proceeds were approximately $2,600,000. These proceeds were used principally as working capital advances to TrustWave Corp. and Entelagent Software Corp., including $1,000,000 to TrustWave and $250,000 to Entelagent. The remainder of the proceeds was used for partial repayment of accrued audit and legal fees, as well as reimbursement of shareholder and officer expenses incurred on behalf of the Company.

NOTE H -- CONSULTING AGREEMENTS

Patron, in an attempt to generate merger and acquisition prospects quickly, has issued shares of Common Stock which it has registered on registration statement on Form S-8 to compensate consultants. On March 31, 2003, Patron entered into consulting agreements with each M. Rashid Qajar, who currently holds more than 5% of our outstanding voting stock, and Paul Harary of Security Management Partners. The term of each agreement is two years. The consulting services to be provided by Mr. Qajar shall be to advise and consult with Patron regarding general business matters including, but not limited to, development of an international business strategy, the evaluation and analysis of management needs and identifying and introducing Patron to prospective merger, asset, business or other acquisition candidates. The consulting services to be provided by Mr. Harary include, but are not limited to, the identification of potential candidates in the enterprise security service and technology field for acquisition by Patron. For and as consideration for the services provided pursuant to the consulting agreements, Patron has agreed to issue to Mr. Qajar 2,050,000 shares of Patron Common Stock and Mr. Harary 200,000 shares of Patron Common Stock. On April 2, 2003, Patron registered 2,250,000 shares of Patron Common Stock on Form S-8. Mr. Qajar has agreed to refrain from transferring 1,500,000 of his shares of Patron common stock for a period of twelve months.

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

On March 26, 2003, Holdings merged with and into Patron for the purpose of changing its state of incorporation from Nevada to Delaware. Patron became the surviving corporation of this redomestication merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws are the governing documents of the surviving corporation. Systems' Board of Directors is the governing body of the surviving corporation.

Prior to the date of the redomestication merger, Patron had no material assets or business operations. Patron's principal activities since its formation in April 2002 consisted of the development of its business plan, capital raising and evaluation and negotiation of potential acquisitions.

PLAN OF OPERATION

During the first quarter ended March 31, 2003, the Company incurred a net loss of $3,573,712. The Company was not in operation in the comparable period of the prior year. A major element of the net loss in the 2003 period was general administrative expenses of $1,474,555, comprised of management salaries and associated expenses incidental to the development of its business and a charge of $500,000 representing an estimated liability associated with employment arrangements entered into in commencing operations in the United Kingdom. In addition, the Company incurred a charge of $2,210,272 representing the difference between the value of replacement shares issued in connection with a financing arrangement, valued at $3,708,000, and the amount accrued in the 2002 financial statements associated with this arrangement. (See "Financing Arrangement" in Notes to Financial Statements).

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

Patron has yet to begin revenue generating operations and as such is a development stage company. Since its inception, Patron has reported a net loss of approximately $19,900,000, principally associated with expenses related to its formation, assembling its management team, and capital formation and acquisition activities consistent with its business plan.

Patron has 4 corporate employees as of the date of this report. Patron intends to hire additional employees during the next 12 months as it completes pending acquisitions and executes its business plan, which will be dependent upon Patron' ability to raise necessary funding.

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

In connection with this transaction, Patron agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at March 31, 2003, were $780,000.

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

Patron's future capital requirements will depend on a number of factors, including its success in integrating and operating acquired companies, technological developments, competition and costs associated with current and future acquisitions. Patron believes that its existing cash and cash equivalents and additional funding from its shareholders will be sufficient to fund its business operations for the next two to three months and expects that it will be required to raise an additional $20 to $30 million in order to meet its cash requirements over the next 12 months. This estimate is based on assumptions that may prove to be wrong and is a forward-looking statement that involves risks and uncertainties. Actual results could differ from this forecast as a result of a number of factors, including, but not limited to, timing of acquisition closings, various revenue contracts, and private placement closings.

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

HISTORIC FINANCINGS

STOCKHOLDER ADVANCES

Patron has been financed to date by a group of stockholders and private investors with "seed" capital. At March 31, 2003, the face amount of notes with stockholders was $1,243,500 with related accrued interest of $44,260. Each of these advances bears interest at rates ranging from 8 percent to 10 percent per annum and is due on demand. In addition, certain of Patron's stockholders and officers have incurred operating expenses totaling approximately $827,000. In addition, through March 31, 2003, Patron borrowed an aggregate amount of $230,000 from six unrelated parties. Four of the notes representing this debt bear interest at a rate of 8 percent per annum and are convertible into shares of Patron Common Stock, with the conversion price based on the fair market value of such shares on the date on which the notes are converted. Two of the notes representing this debt are demand notes accruing interest at a rate of 10 percent per annum.

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

Outside counsel has sent a second demand letter dated May 5, 2003, as the shares have not yet been received. As Mercatus has not returned these shares to the Company's transfer agent by May 20, 2003, the Company intends to take all necessary actions to ensure the prompt return of the shares.

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

FUNDS RECEIVED FROM COMPANY OFFICER

In March 2003, an officer of the Company (the "officer") borrowed $635,000 from third parties and used these funds to pay certain legitimate business expenses of the Company. This was done without the knowledge of the CEO and CFO.

Pending determination by Management and the Board as to whether the funds were obtained personally by the officer and deposited in a Company account or whether this officer obtained the funds on behalf of the Company, these transactions and the related funds, as well as the subsequent disbursement of funds to pay liabilities of the Company have been reflected in the financial statements as they occurred inasmuch as the funds were received into and disbursed out of a Company account. The Company's recognizes its obligation to repay the principal due either to the officer or to the third parties.

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corporation. The remaining cash balance in this account of $310 is reflected in the accompanying March 31, 2003 financial statements. Because these transactions were not known by or approved by the CEO or CFO, a breach of the Company's internal controls occurred. Management, the Board and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

ADDITIONAL FINANCING OPPORTUNITIES

PROSPECTIVE PRIVATE EQUITY PLACEMENTS

PROSPECTIVE DEBT/EQUITY PLACEMENT - CMAX CORPORATE FINANCE

The company is currently renegotiating its financing arrangements with CMAX Corporate Finance. While the company believes the terms and conditions will be similar to the Term Sheets executed on January 13, 2003, there can be no assurances that the terms and conditions will be as favorable, or that the company will consummate a financing agreement with CMAX Corporate Finance. Should the financing not close, the Company will be unable to complete its intended acquisitions and pursue its business plan.

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

THE UNPREDICTABILITY OF AN ACQUIRED COMPANY'S QUARTERLY RESULTS MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

The quarterly revenues and operating results of companies we may acquire will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect future revenues and future operating results include the following:

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

We currently have only five employees. Our future success depends upon the continued services of our executive officers, including in particular Patrick J. Allin, Brett Newbold and Marie Meisenbach Graul. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our intended product offerings.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of Patron's management, including Patron's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), Patron has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Subsequent to the initial filing of the Company's Form 10-QSB as of and for the period ended March 31, 2003 and prior to the filing of this Form 10-QSB/A, the Company's CEO and CFO became aware of March 2003 transactions disclosed elsewhere in this amended filing which occurred in a cash account of the Company involving the deposit of funds into the account by an officer of the Company and the payment of Company liabilities using those funds. Because these transactions were not known by or approved by the CEO, CFO or its Board of Directors, a breach of the Company's internal controls occurred. Management has since closed the cash account and with legal counsel are evaluating actions necessary to prevent a similar breach in the future. Based on that evaluation, except for the aforementioned breach of internal controls, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Other than the actions being taken to remedy the breach of internal controls disclosed above, there were no significant changes in Patron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer -- Patron Systems, Inc.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer -- Patron Systems, Inc.

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

                                                 PATRON SYSTEMS, INC.


Date: August 18, 2003                            /s/ Patrick J. Allin
                                                 -------------------------------
                                                 Patrick J. Allin
                                                 Chief Executive Officer

Date: August 18, 2003                            /s/ Marie Meisenbach Graul
                                                 -------------------------------
                                                 Marie Meisenbach Graul
                                                 Chief Financial Officer

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

Date: August 18, 2003

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

Date: August 18, 2003

/s/ Marie Meisenbach Graul
-------------------------------
Marie Meisenbach Graul
Chief Financial Officer