Form 10QSB
period 2003-06-30
PATRON SYSTEMS INC
filed 2003-09-25
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-25675

                              PATRON SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                74-3055158
                --------                                ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

             311 BELLE FORET DRIVE, SUITE 150, LAKE BLUFF, IL 60044
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 295-7338
                            ------------------------
                           (Issuer's telephone number)



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

As of September 25, 2003, there were 34,931,388 shares of the issuer's common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              PATRON SYSTEMS, INC.
                                      INDEX

                                                                                                          Page
                                    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002                         1
     Unaudited Consolidated Statements of Operations for the Three-Months Ended June 30, 2003 and           2
     the period from inception (April 30, 2002) to June 30, 2003
     Unaudited Consolidated Statement of Stockholders' Deficit for the period from inception (April         3
     30, 2002) to June 30, 2003
     Unaudited Consolidated Statements of Cash Flows for the Three-Months Ended June 30, 2003 and           4
     the period from inception (April 30, 2002) to June 30, 2003
     Notes to Unaudited Consolidated Financial Statements                                                   5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                           9
ITEM 3. CONTROLS AND PROCEDURES                                                                            21
                                     PART II. OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                  21
SIGNATURES                                                                                                 22
CERTIFICATIONS                                                                                             23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2003                 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $          300     $           362
  Loans to TrustWave Corp. and Entelagent Software Corp., net of reserves of
  $2,345,639 at June 30, 2003                                                           811,867           1,188,654
                                                                                 -----------------------------------

TOTAL CURRENT ASSETS                                                                    812,167           1,189,016
DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS                                     296,863             212,509
                                                                                 -----------------------------------

TOTAL ASSETS                                                                     $    1,109,030     $     1,401,525
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Note Payable                                                                   $      229,900     $       229,900
  Accounts payable                                                                    1,571,400           1,200,274
  Expense reimbursement due to officers and shareholders                                407,173             453,127
  Accrued payroll and payroll related expenses                                        1,076,488             659,858
  Advances from Shareholders                                                          1,243,500             628,500
  Accrued Costs associated with operations in the United Kingdom                        215,000                  --
                                                                                 -----------------------------------

TOTAL CURRENT LIABILITIES                                                             4,743,461           3,171,659

OBLIGATION UNDER FINANCING ARRANGEMENT                                                       --           1,497,728


STOCKHOLDERS' DEFICIT
  Common stock, par value $.01 per share, 150,000,000
    shares authorized, 34,931,388 and 41,137,417 shares issued and outstanding
    as of June 30, 2003 and December 31, 2002, respectively                             349,314              41,137
  Additional paid in capital                                                         19,752,984          26,254,632
  Shares issued and held in escrow (8,823,529 shares at December 31, 2002)                   --         (13,235,293)
  Accumulated Deficit during Developmental Stage                                    (23,736,729)        (16,328,338)
                                                                                 -----------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                          (3,634,431)         (3,267,862)
                                                                                 -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    1,109,030     $     1,401,525
--------------------------------------------------------------------------------------------------------------------





                  The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                                            THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                                                              JUNE 30, 2003            JUNE 30, 2003
                                                                           ---------------------    ----------------------

REVENUE                                                                    $                 --     $                  --
                                                                           ---------------------    ----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,560,932                 3,035,487
CHARGE ASSOCIATED WITH ALLOWANCE FOR TRUSTWAVE LOANS                                  2,345,639                 2,345,639
                                                                           ---------------------    ----------------------

LOSS FROM OPERATIONS                                                                 (3,906,571)               (5,381,126)

OTHER INCOME (EXPENSE)
  Loss on financing arrangement                                                              --                (2,210,272)
  Interest Income                                                                        71,891                   183,007
                                                                           ---------------------    ----------------------

LOSS BEFORE INCOME TAXES                                                             (3,834,680)               (7,408,391)

INCOME TAX BENEFIT                                                                           --                        --
                                                                           ---------------------    ----------------------

NET LOSS                                                                   $         (3,834,680)    $          (7,408,391)
------------------------------------------------------------------------------------------------    ----------------------


NET LOSS PER SHARE-BASIC AND DILUTED                                       $              (0.11)    $               (0.22)
                                                                           ---------------------    ----------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED                      34,923,036                33,642,244
                                                                           ---------------------    ----------------------





                                                                           PERIOD FROM INCEPTION
                                                                            (APRIL 30, 2002) TO
                                                                               JUNE 30, 2003
                                                                           ----------------------

REVENUE                                                                    $                   --
                                                                           ----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                     5,474,547
CHARGE ASSOCIATED WITH ALLOWANCE FOR TRUSTWAVE BAD DEBT                                 2,345,639
CHARGE ASSOCIATED WITH ISSUANCE OF STOCK IN REVERSE MERGER TRANSACTION                  3,965,726
COMMON STOCK ISSUED FOR BUSINESS DEVELOPMENT CONSULTING SERVICES                        4,168,750
STOCK OPTIONS GRANTED FOR SERVICES                                                      4,676,000
                                                                           ----------------------

LOSS FROM OPERATIONS                                                                  (20,630,662)

OTHER INCOME (EXPENSE)
  Loss on financing arrangement                                                        (3,258,000)
  Interest Income                                                                         151,933
                                                                           -----------------------

LOSS BEFORE INCOME TAXES                                                              (23,736,729)

INCOME TAX BENEFIT                                                                             --
                                                                           -----------------------

NET LOSS                                                                   $          (23,736,729)
--------------------------------------------------------------------------------------------------


NET LOSS PER SHARE-BASIC AND DILUTED                                       $                (0.73)
                                                                           -----------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED                        32,581,378
                                                                           -----------------------



                  The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE PERIOD FROM INCEPTION (APRIL 30, 2003) TO JUNE 30, 2003
--------------------------------------------------------------------------------



                                                                             SHARES OF          PAR VALUE               ADDITIONAL
                                                                            COMMON STOCK       COMMON STOCK          PAID IN CAPITAL
                                                                   -----------------------------------------------------------------

BALANCE AT INCEPTION (APRIL 30, 2002)                                                --         $       --           $          --

   Issuance of founders shares                                               25,000,000             25,000                 225,000
   Shares issued to predecessor in exchange transaction                       2,687,200              2,687                      --
   Issuance of common stock in share exchange transaction                     2,201,688              2,202               3,960,837
   Common stock issued in lieu of cash for services                           2,425,000              2,425               4,166,325
   Stock options issued in lieu for cash for services                                --                 --               4,676,000
   Issuance of common stock as collateral to anticipated financing            8,823,529              8,823              13,226,470
   Net loss for period ended December 31, 2002                                       --                 --                      --
                                                                   ----------------------------------------------------------------
Balance, December 31, 2002                                                   41,137,417             41,137              26,254,632
   Issuance of common stock in private placement transactions                 1,162,500              7,125               2,640,026
   Common stock issued under Accommodation Agreement                          1,200,000              1,200               3,706,671
   Issuance of common stock as collateral to anticipated financing            5,769,231              5,769               7,551,924
   Adjustment to Par Value for Redomestication to Delaware                                         437,461                (437,461)
   Common stock retired due to non-delivery of financing                    (14,592,760)          (145,928)            (20,647,058)
   Common stock issued in lieu of cash for services                           2,250,000             22,500               7,537,500
   Common stock retired due to services contract termination                 (2,120,000)           (21,200)             (7,102,000)
   Common stock issued in private placement transaction                         125,000              1,250                 248,750
   Net loss                                                                          --                 --                      --
                                                                   -----------------------------------------------------------------

BALANCE, JUNE 30, 2003                                                       34,931,388         $  349,314          $   19,752,984
------------------------------------------------------------------------------------------------------------------------------------




                                                                                            DEFICIT ACCUMULATED
                                                                       SHARES HELD              DURING THE
                                                                        IN ESCROW            DEVELOPMENT STAGE          TOTAL
                                                                   ---------------------------------------------------------------

BALANCE AT INCEPTION (APRIL 30, 2002)                                  $         --           $           --      $            --

   Issuance of founders shares                                                   --                       --              250,000
   Shares issued to predecessor in exchange transaction                          --                       --                2,687
   Issuance of common stock in share exchange transaction                        --                       --            3,963,039
   Common stock issued in lieu of cash for services                              --                       --            4,168,750
   Stock options issued in lieu for cash for services                            --                       --            4,676,000
   Issuance of common stock as collateral to anticipated financing      (13,235,293)                      --                   --
   Net loss for period ended December 31, 2002                                                   (16,328,338)         (16,328,338)
                                                                   ----------------------------------------------------------------
Balance, December 31, 2002                                              (13,235,293)             (16,328,338)          (3,267,862)
   Issuance of common stock in private placement transactions                    --                       --            2,647,151
   Common stock issued under Accommodation Agreement                             --                       --            3,707,871
   Issuance of common stock as collateral to anticipated financing       (7,557,693)                      --                   --
   Adjustment to Par Value for Redomestication to Delaware                       --                       --                   --
   Common stock retired from due to non-delivery of financing            20,792,986                       --                   --
   Common stock issued in lieu of cash for services                              --                       --            7,560,000
   Common stock retired due to services contract termination                     --                       --           (7,123,200)
   Common stock issued in private placement transaction                          --                       --              250,000
   Net loss for the six months ended June 30, 2003                               --               (7,408,391)          (7,408,391)
                                                                   ---------------------------------------------------------------

BALANCE, JUNE 30, 2003                                                 $         --           $  (23,736,729)     $    (3,634,431)
----------------------------------------------------------------------------------------------------------------------------------




                  The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                       PERIOD FROM INCEPTION
                                                                   SIX-MONTHS ENDED     (APRIL 30, 2002) TO
                                                                    JUNE 30, 2003          JUNE 30, 2003
                                                                  -----------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $     (7,408,391)    $         (23,736,729)
                                                                  -----------------    ----------------------

  Adjustments to reconcile net loss to net cash
   provided in operating activities:
    Charge associated with liabilities and loans                         2,345,410                 2,345,410
    Non-cash charge associated with share exchange transaction                  --                 3,965,726
    Common stock issued in lieu of cash for services                       436,800                 4,605,550
    Stock options issued in lieu of cash for services                           --                 4,676,000
    Non-cash loss on financing arrangement                               2,210,272                 3,258,000
    Changes in assets and liabilities:
       Accounts payable and other accruals                                 586,126                 1,786,400
       Expense reimbursement due to officers and shareholders              (45,954)                  407,173
       Accrued payroll and payroll related expenses                        416,630                 1,076,488
                                                                  -----------------    ----------------------

  Total adjustments                                                      5,949,284                22,120,747
                                                                  -----------------    ----------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (1,459,107)               (1,615,982)
                                                                  -----------------    ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Loans to TrustWave Corp. and Entelagent Software Corp.                (1,968,752)               (3,157,406)
  Deferred costs associated with pending acquisitions                      (84,354)                 (296,863)
                                                                  -----------------    ----------------------

NET CASH USED IN INVESTING ACTIVITIES                                   (2,053,106)               (3,454,269)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                       --                   229,900
  Proceeds from issuance of common stock                                 2,897,151                 3,147,151
  Advances from shareholders                                               615,000                 1,243,500
  Proceeds received under financing arrangement                                 --                   450,000

Net Cash Provided by Financing Activities                                3,512,151                 5,070,551

NET CASH INCREASE (DECREASE)                                                   (62)                      300

CASH AND CASH EQUIVALENTS, beginning of period                                 362                        --
                                                                  -----------------    ----------------------

CASH AND CASH EQUIVALENTS, end of period                          $            300     $                 300
-----------------------------------------------------------------------------------    ----------------------



                  The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments to reserve certain loans receivable at June 30, 2003 (see Note D)) necessary to present fairly the financial position of Patron Systems, Inc., and, its subsidiaries at June 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2003.

Interim results of operations for the period from inception (April 30, 2002) through June 30, 2002 have been omitted as expenses associated with the commencement of operations during this period were nominal in both dollar amount and in comparison to activity later in 2002 and year to date in 2003, making comparisons between periods not meaningful.

The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The significant accounting principals and practices followed by Patron Systems, Inc. are set forth in the Notes to Consolidated Financial Statements in Patron System's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company has yet to begin revenue-generating operations and, as such, is a development stage company. Since its inception, the Company has reported a net loss of approximately $23,700,000 principally associated with expenses related to the formation of the Company, assembling its management team, and capital formation and acquisition activities consistent with its business plan. A significant portion of this net loss can be attributed to non-cash capital stock transactions, such as the issuance of capital stock or stock options in lieu of cash for services.

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

The following sets forth proforma information as if the Company were using the fair value method under SFAS No. 123 for the six months ended June 30, 2003 and the period from inception to June 30, 2003:

                                                                                          Period from
                                                                                           Inception
                                                                  Six Months Ended    (April 30, 2002) to
                                                                    June 30, 2003        June 30, 2003
                                                                  ------------------  -------------------
Net Loss, as reported                                                 $ (7,408,391)      $ (23,736,729)

Stock-based employee compensation cost under the fair value
        method of SFAS No. 123                                              10,072              62,072
                                                                  ------------------  -------------------

Pro-Forma Net Loss                                                    $ (7,418,463)      $ (23,798,801)
                                                                  ------------------  -------------------
Pro-Forma Net Loss per Share-Basic and Diluted                                (.22)               (.73)

NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share also includes common stock equivalents outstanding during the period if dilutive. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents; as such common stock equivalents are anti-dilutive. Common stock equivalents at June 30, 2003, consist primarily of 5,010,618 vested stock options.

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

Recently Patron received notification from TrustWave of its intent to terminate the TrustWave Merger Agreements. The Company has rejected the request for termination of the TrustWave Merger by TrustWave due to its failure to meet key provisions of the Merger Agreement and Supplemental Agreements, as amended. The Company is pursuing binding arbitration as set forth in the agreements. However, it is still the Company's wish to find a mutually agreeable set of terms to complete this transaction.

In connection with this transaction, Patron is required to provide working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at June 30, 2003 were $2,240,000 and approximately $110,000 in accrued interest. The Company has demanded repayment of these notes. As of the date of filing, TrustWave has yet to make any payments and is in default on these notes. The Company intends to pursue collection of these notes through all available legal means. While the Company believes that these notes will ultimately be collected, its ability to collect these amounts may be dependent upon the outcome of legal action taken by the Company. As a result, a reserve has been provided for the full balance due. Should the Company collect funds from TrustWave, the Company will reverse the reserves established accordingly.

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

The Entelagent Merger has been approved by the Boards of Directors of Patron, Entelagent Mergerco and Entelagent. The Entelagent Merger is intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the Entelagent Merger, certain executive officers of Entelagent will execute employment agreements with Patron. The closing of the acquisition is subject to certain closing conditions, including approval of the transaction by Entelagent shareholders, the consummation of Patron's merger with TrustWave and obtaining funding for the additional working capital needs of Entelagent. While management believes the Company will be successful in its efforts to consummate the TrustWave Merger, the Company intends to pursue an Amendment to its merger agreements with Entelagent to remove the TrustWave merger as a condition precedent to closing the transaction with Entelagent.

Working capital advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at June 30, 2003, were $780,000 plus accrued interest of approximately $31,767. Management periodically assesses such loans for collectibility and as of June 30, management believes the amounts loaned to Entelagent are fully collectible. As such, an allowance has not been established. However, should matters arise that indicate that the Company may not collect all or a portion the balance of such loans, a charge to earnings may result.

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

NOTE E -- RELATED PARTY TRANSACTIONS

ADVANCES FROM SHAREHOLDERS

Since its inception, the Company has obtained financing from certain shareholders for working capital needs. At June 30, 2003, the face amount of notes with these shareholders was $1,243,500 and related accrued interest of $86,214 has been included in accounts payable. These advances bear interest at rates ranging from 8 percent to 10 percent per annum and are due on demand.

REIMBURSEMENTS OF EXPENSES INCURRED BY SHAREHOLDERS, OFFICERS AND DIRECTORS

Certain shareholders, officers and directors of the Company have incurred operating expenses totaling $1,072,375 on the Company's behalf. Such expenses have been recorded in the accompanying consolidated financial statements with a corresponding obligation to reimburse the shareholders, officers and directors. Included in such expenses is approximately $60,000 of expenses incurred by a founder prior to incorporation of the Company for which the Company has agreed to reimburse the founder. As of June 30, 2003, approximately $665,000 in reimbursements has been paid to the shareholders, officers and directors.

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

ACCOMMODATION AGREEMENTS

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the Lender), which called for the Company to borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of the Company's common stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with the five stockholders wherein each stockholder pledged shares in return for the right to receive on or before June 30, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares as compensation. The Company also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

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

In the accompanying financial statements as of June 30, 2003, the Company has effectively accounted for these events as a foreclosure on the loan collateral by the Lender. On March 13, 2003, the Company replaced the shares to the five stockholders who pledged shares under the Accommodation Agreements for a total of 1,200,000 shares of Patron common stock. The value of the replacement shares issued totaled $3,708,000. As a result, the Company recorded a loss of approximately $2,200,000 upon issuance of the replacement shares for difference between the value of the shares issued and the amount of loss accrued in its 2002 financial statements.

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

On June 30, 2003, the Company terminated the collateral loan agreements and promissory notes for failure of Mercatus & Partners, Ltd. to deliver funds. The Company has requested that all collateral shares be returned to the Company's transfer agent for cancellation and retirement, which will reduce the number of issued and outstanding shares of the Company by 14,592,760 shares. These shares have been excluded from the number of issued and outstanding shares as of June 30, 2003.

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

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corp. The remaining cash balance in this account is nominal at June 30, 2003 and the account has since been closed. Because these transactions were not known by or approved by the CEO or CFO, a breach of the Company's internal controls occurred. Management, the Board and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

NOTE G -- PRIVATE PLACEMENTS

In March 2003, the Company completed three separate private placements of restricted securities with unaffiliated third parties. A total of 1,162,500 shares were purchased in a range of $2.00 to $4.00 per share. Total proceeds were approximately $2,600,000. These proceeds were used principally as working capital advances to TrustWave Corp. and Entelagent Software Corp., including $1,000,000 to TrustWave and $250,000 to Entelagent. The remainder of the proceeds were used for partial payment of professional fees, as well as reimbursement of shareholder and officer expenses incurred on behalf of the Company. On August 27, 2003, the Company received a letter from the investor who purchased 1,000,000 shares for $2,000,000 demanding rescission of his investment. It is the view of the Company that there are no grounds for rescission.

On April 4, 2003, Patron completed one private placement of restricted securities with an unaffiliated third party. 125,000 shares were purchased at a price of $2.00 per share. Total proceeds under this private placement were $250,000 and were used for partial repayment of accrued Company expenses, as well as reimbursement of shareholder expenses incurred on behalf of the Company. $50,000 in proceeds were used as a working capital advance to Entelagent Software Corp.

The term sheets for 1,125,000 shares contain a provision for Patron to commit to file a registration statement for these shares within two weeks of the closing of the TrustWave Merger and to use best efforts to ensure that the registration statement is declared effective within ninety days of the closing of the TrustWave Merger. As of September 25, 2003 a registration statement for these shares has not been filed.

NOTE H -- CONSULTING AGREEMENTS

Patron, in an attempt to generate merger and acquisition prospects quickly, has issued shares of Common Stock which it has registered on registration statement on Form S-8 to compensate consultants. On March 31, 2003, Patron entered into consulting agreements with M. Rashid Qajar, who currently holds more than 5% of our outstanding voting stock, and Paul Harary of Security Management Partners. The term of each agreement is two years. The consulting services which were to be provided by Mr. Qajar were to advise and consult with Patron regarding general business matters including, but were not limited to, development of an international business strategy, the evaluation and analysis of management needs and identifying and introducing Patron to prospective merger, asset, business or other acquisition candidates. The consulting services which were to be provided by Mr. Harary were to include, but not limited to, the identification of potential candidates in the enterprise security service and technology field for acquisition by Patron. For and as consideration for the services provided pursuant to the consulting agreements, Patron has agreed to issue to Mr. Qajar 2,050,000 shares of Patron Common Stock and Mr. Harary 200,000 shares of Patron Common Stock. On April 2, 2003, Patron registered 2,250,000 shares of Patron Common Stock on Form S-8. Mr. Qajar has agreed to refrain from transferring 1,500,000 of his shares of Patron common stock for a period of twelve months.

On June 16, 2003, the Company cancelled the consulting agreements with Mr. Qajar and Mr. Harary. Accordingly, the Company filed an amendment to the registration statement on Form S-8 to deregister 2,120,000 shares of common stock. The Company has requested that Mr. Harary return 140,000 shares of common stock. The Company is negotiating a reasonable compensatory arrangement for services rendered with Mr. Qajar, which will include the return of 1,980,000 shares of common stock. In connection with the termination of these consulting agreements and subsequent deregistration of shares of common stock, the Company has incurred a charge of approximately $437,000.

NOTE I -- SUBSEQUENT FUNDING EVENT

On September 25, 2003, the Company finalized the terms of a $50 million private placement of securities consisting of: (i) $15 million of common stock at a price of $0.50 per share or 30 million shares, and (ii) $35 million of convertible preferred stock. The preferred stock has a 5% dividend payable-in-kind and is convertible into common stock at an effective conversion price of $0.50 per common share. These shares do not have any special registration rights and funding is not dependent on the closing of any specific transaction. In addition, the Company granted to the investors an option for 90 days following the closing of the private placements to invest an additional $50 million by purchasing up to an additional 100 million shares of common stock at a price of $0.50 per share. The option period can be extended by mutual agreement. The net proceeds from the private placements, after deducting transactional costs, are expected to be approximately $49 million (not assuming the optional shares). Patron is negotiating with the investor to lock up all shares for a period of three years. We intend to use the net proceeds for acquisitions and general corporate purposes.

As a condition of this funding process, the Company has agreed to a series of changes, including a significant reduction in the number of founders' shares and management options and reconstituting Patron's management team and Board of Directors. To this end, Rich Linting, Brett Newbold and Marie Meisenbach Graul have resigned from Patron, and Rich Beggs, Warren Luke and Anthony Carbone have left the board of directors. Patron is currently in active discussions with replacement candidates for the board and management team.

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

PLAN OF OPERATION

During the second quarter ended June 30, 2003, the Company incurred a net loss of $7,408,391. The Company had commenced operations upon incorporation on April 30, 2002 and its operations through June 30, 2002 resulted in only nominal activity incident to the start up of its business, making comparison to the comparable period for 2003 not meaningful. A major element of the net loss in the 2003 period was general administrative expenses of $1,560,932, comprised of management salaries and associated expenses incidental to the development of its business and a charge of $100,000 representing an estimated liability associated with expenses incurred by a consultant to the company who is currently working to secure funding necessary to close Patron's merger and acquisition transactions. Also, the Company recognized an allowance for failure of TrustWave to repay demand notes for which it is in default, totaling $2,345,639 in principal and interest.

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

Patron has yet to begin revenue generating operations and as such is a development stage company. Since its inception, Patron has reported a net loss of approximately $23,721,000, principally associated with expenses related to its formation, assembling its management team, and capital formation and acquisition activities consistent with its business plan.

Patron has 2 corporate employees as of the date of this report. Patron intends to hire additional employees during the next 12 months as it completes pending acquisitions and executes its business plan, which will be dependent upon Patron' ability to raise necessary funding.

PENDING ACQUISITIONS

Patron intends to consummate the merger with TrustWave Corp. as soon as possible subject to Patron's satisfaction of certain closing conditions under the Agreement and Plan of Merger dated November 23, 2002 as amended. As of the date of this report, the closing date for the TrustWave merger has been verbally extended pending finalization of financing and merger terms. Patron's wholly-owned subsidiary will merge with and into TrustWave, with TrustWave surviving as a wholly owned subsidiary of Patron. At the closing of the merger with TrustWave, shareholders of TrustWave will receive, in the aggregate: (1) $22,000,000 in cash, $10,000,000 of which will be paid at the closing of the merger and the balance of which will be paid three months after the closing; and
(2) approximately 15,000,000 shares of Patron's common stock, subject to a one-time increase of up to 100 percent in the event that the shares of the Patron's common stock fail to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. Included in the 15,000,000 shares, Patron will issue approximately 2,900,000 stock options to current TrustWave option holders. In connection with this transaction, Patron provided working capital financing to TrustWave. Total outstanding advances at June 30, 2003, were $2,240,000.

Recently Patron received notification from TrustWave of its intent to terminate the TrustWave Merger Agreements. The Company has rejected the termination of the TrustWave Merger by TrustWave due to its failure to meet key provisions of the Merger Agreement and Supplemental Agreements, as amended. The Company is pursuing binding arbitration as set forth in the agreements. However, it is the Company's wish to find a mutually agreeable set of terms to complete this transaction.

In connection with this transaction, Patron is required to provide working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at June 30, 2003 were $2,240,000 and approximately $110,000 in accrued interest. The Company has demanded repayment of these notes. As of the date of filing, TrustWave has yet to make any payments and is in default on these notes. The Company intends to pursue collection of these notes through all available legal means. While the Company believes that these notes will ultimately be collected, legal action may be required. Accordingly, the Company has recorded a reserve against both the principal and interest of the notes outstanding. Should the Company collect funds from TrustWave, we will adjust the related reserve for the amounts collected in the future.

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

In connection with this transaction, Patron agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at June 30, 2003, were $780,000.

LIQUIDITY AND CAPITAL RESOURCES

Patron believes that the $50 million in financing, finalized on September 25, 2003 will be sufficient to fund operations for the foreseeable future.

CONSULTING AGREEMENTS

Patron, in an attempt to generate merger and acquisition prospects quickly, has issued shares of Common Stock which it has registered on registration statements on Form S-8 to compensate consultants. On March 31, 2003, Patron entered into consulting agreements with each M. Rashid Qajar, who currently holds more than 5% of our outstanding voting stock, and Paul Harary of Security Management Partners. The term of each agreement is two years. The consulting services to be provided by Mr. Qajar were to advise and consult with Patron regarding general business matters including, but not limited to, development of an international business strategy, the evaluation and analysis of management needs and identifying and introducing Patron to prospective merger, asset, business or other acquisition candidates. The consulting services which were to be provided by Mr. Harary include, but were not limited to, the identification of potential candidates in the enterprise security service and technology field for acquisition by Patron. For and as consideration for the services provided pursuant to the consulting agreements, Patron agreed to issue to Mr. Qajar 2,050,000 shares of Patron Common Stock and Mr. Harary 200,000 shares of Patron Common Stock. On April 2, 2003, Patron registered 2,250,000 shares of Patron Common Stock on Form S-8. Mr. Qajar agreed to refrain from transferring 1,500,000 of his shares of Patron common stock for a period of twelve months.

On June 16, 2003, the Company cancelled the consulting agreements with Mr. Qajar and Mr. Harary. Accordingly, the Company filed an amendment to the registration statement on Form S-8 to deregister 2,120,000 shares of common stock. The Company has requested that Mr. Harary return 140,000 shares of common stock. The Company is negotiating a reasonable compensatory arrangement for services rendered with Mr. Qajar, which will include the return of 1,980,000 shares of common stock.

In connection with the termination of these consulting agreements and subsequent deregistration of shares of common stock, the Company has incurred a charge of approximately $437,000.

HISTORIC FINANCINGS

STOCKHOLDER ADVANCES

Patron has been financed to date by a group of stockholders and private investors with "seed" capital. At June 30, 2003, the face amount of notes with stockholders was $608,500 with related accrued interest of $84,296. Each of these advances bears interest at rates ranging from 8 percent to 10 percent per annum and is due on demand. In addition, certain of Patron's stockholders and officers have incurred operating expenses totaling approximately $1,072,375. In addition, through June 30, 2003, Patron borrowed an aggregate amount of $230,000 from six unrelated parties. Four of the notes representing this debt bear interest at a rate of 8 percent per annum and are convertible into shares of Patron Common Stock, with the conversion price based on the fair market value of such shares on the date on which the notes are converted. Two of the notes representing this debt are demand notes accruing interest at a rate of 10 percent per annum.

ACCOMMODATION ARRANGEMENTS

In November 2002, Patron (as successor to Holdings) entered into a financing arrangement with a third party (subsequently amended), which called for Patron to borrow $950,000 pursuant to a note secured by a pledge by five of its stockholders of 950,000 shares of Patron common stock. In connection with this arrangement, Patron executed a series of Accommodation Agreements with the pledging stockholders, whereby each pledgor pledged shares in return for the right to receive, on or before June 30, 2003, the return of the pledged shares plus additional shares, for a total of 1,200,000 shares of Patron Common Stock. In December 2002, Patron received $450,000 of proceeds under the note, and provided the lender with all of the pledged shares. To date, Patron has not received the remaining $500,000 commitment. Patron intends to take all necessary actions to either enforce the loan or secure the return of the pledged shares. Patron issued the replacement shares of Patron Common Stock to the pledging stockholders on March 13, 2003, for a total non-cash charge of $3,258,000.

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

As of the date hereof, Mercatus had not provided funding under the terms of the collateral loan agreement and promissory note and is in breach of contract. Patron sent notification to Mercatus on June 30, 2003, terminating the agreement and requesting Mercatus to return all shares placed in the custodial account with UBS Bank in Switzerland.
Upon receipt of the shares, Patron intends to cancel such shares.

Outside counsel has sent a second demand letter dated May 5, 2003, as the shares have not yet been received. As Mercatus has not returned these shares to the Company's transfer agent by September 25, 2003, the Company intends to take all necessary actions to ensure the prompt return of the shares.

COMPLETED PRIVATE PLACEMENTS

In March 2003, the Company completed three separate private placements of restricted securities with unaffiliated third parties. A total of 1,162,500 shares were purchased in a range of $2.00 to $4.00 per share. Total proceeds were approximately $2,600,000. These proceeds were used principally as working capital advances to TrustWave Corp. and Entelagent Software Corp., including $1,000,000 to TrustWave and $250,000 to Entelagent. The remainder of the proceeds was used for partial repayment of accrued audit and legal fees, as well as reimbursement of shareholder and officer expenses incurred on behalf of the Company. On August 27, 2003, the Company received a letter from the investor who purchased 1,000,000 shares for $2,000,000 demanding rescission of his investment. It is the view of the Company that there are no grounds for rescission.

On April 4, 2003, Patron completed one private placement of restricted securities with an unaffiliated third party. 125,000 shares were purchased at a price of $2.00 per share. Total proceeds under this private placement were $250,000 and were used for partial repayment of accrued Company expenses, as well as reimbursement of shareholder expenses incurred on behalf of the Company. $50,000 in proceeds were used as a working capital advance to Entelagent Software Corp.

The term sheets for 1,125,000 shares contain a provision for Patron to commit to file a registration statement for these shares within two weeks of the closing of the TrustWave Merger and to use best efforts to ensure that the registration statement is declared effective within ninety days of the closing of the TrustWave Merger.

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

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corp. The remaining cash balance in this account is nominal at June 30, 2003 and the amount has since been closed. Because these transactions were not known by or approved by the CEO or CFO, a breach of the Company's internal controls occurred. Management, the Board and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

NOTE I -- SUBSEQUENT FUNDING EVENT

On September 25, 2003, the Company finalized the terms of a $50 million private placement of securities consisting of: (i) $15 million of common stock at a price of $0.50 per share or 30 million shares, and (ii) $35 million of convertible preferred stock. The preferred stock has a 5% dividend payable-in-kind and is convertible into common stock at an effective conversion price of $0.50 per common share. These shares do not have any special registration rights and funding is not dependent on the closing of any specific transaction. In addition, the Company granted to the investors an option for 90 days following the closing of the private placements to invest an additional $50 million by purchasing up to an additional 100 million shares of common stock at a price of $0.50 per share. The option period can be extended by mutual agreement. The net proceeds from the private placements, after deducting transactional costs, are expected to be approximately $49 million (not assuming the optional shares). Patron is negotiating with the investor to lock up all shares for a period of three years. We intend to use the net proceeds for acquisitions and general corporate purposes.

As a condition of this funding process, the Company has agreed to a series of changes, including a significant reduction in the number of founders' shares and management options and reconstituting Patron's management team and Board of Directors. To this end, Rich Linting, Brett Newbold and Marie Meisenbach Graul have resigned from Patron, and Rich Beggs, Warren Luke and Anthony Carbone have left the board of directors. Patron is currently in active discussions with replacement candidates for the board and management team.


                                  RISK FACTORS

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LACK OF PROFITABILITY.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. We have generated no revenue from operations as of June 30, 2003. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2003, we had an accumulated deficit of $16.3 million and net losses of $3.5 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We may not be able to achieve or maintain profitability, and, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2003, there were approximately 36,426,388 shares of common stock outstanding (which number does not include the 14,592,760 shares of common stock pledged to Mercatus that have been requested to be returned and cancelled, as more fully described in the description of our Liquidity and Capital Resources under the caption "Management's Discussion and Analysis or Plan of Operation"), of which all but 11,026,388 shares will be held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

THE UNPREDICTABILITY OF AN ACQUIRED COMPANY'S QUARTERLY RESULTS MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

The quarterly revenues and operating results of companies we may acquire will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect future revenues and future operating results include the following:

         - the demand for intended current product offerings and our future products;
         -    the length of sales cycles;
         -    the timing of recognizing revenues;
         -    new product introductions by us or our competitors;
         - changes in our pricing policies or the pricing policies of our competitors;
         - variations in sales channels, product costs or mix of products sold;
         - our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
         - our ability to obtain sufficient supplies of sole or limited source components, including ASICs, and power supplies, for our products;
         -    variations in the prices of the components we purchase;
         - our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers;
         - our ability to manage our customer base and credit risk and to collect accounts receivable; and
         - the financial strength of our value-added resellers and distributors.

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

We currently have only two employees. Our future success depends upon the continued services of our executive officers., The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our intended product offerings.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS THAT COULD BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

         - stop or delay selling, incorporating or using products that use the challenged intellectual property;
         - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or
         -    redesign the products that use that technology.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of Patron's management, including Patron's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), Patron has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Subsequent to the initial filing of the Company's Form 10-QSB as of and for the period ended March 31, 2003 and prior to the filing of a Form 10-QSB/A for the period ended March 31, 2003, the Company's CEO and CFO became aware of March 2003 transactions disclosed elsewhere in this filing which occurred in a cash account of the Company involving the deposit of funds into the account by an officer of the Company and the payment of Company liabilities using those funds. Because these transactions were not known by or approved by the CEO or CFO, a breach of the Company's internal controls occurred. Management has since closed the cash account and with legal counsel are evaluating actions necessary to prevent a similar breach in the future. In addition, even though the previously unrecorded transactions did not have a material affect on the reported net loss of the Company for the quarter ended March 31, 2003, an amended Form 10QSB/A reflecting such transactions has been filed with the Securities and Exchange Commission. Based on that evaluation, except for the aforementioned breach of internal controls, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Other than the actions being taken to remedy the breach of internal controls disclosed above, there were no significant changes in Patron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification pursuant to Rule 13(a) -- 15(e) or Rule 15(d) -- 15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer-Patron Systems, Inc.


31.2 Certification pursuant to Rule 13(a) -- 15(e) or Rule 15(d) -- 15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer -- Patron Systems, Ic.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer -- Patron Systems, Inc.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer -- Patron Systems, Inc.

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

                                             PATRON SYSTEMS, INC.


Date: September 25, 2003                     /s/ Patrick J. Allin
                                             -----------------------------------
                                             Patrick J. Allin
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer