Form 10QSB/A
period 2003-06-30
PATRON SYSTEMS INC
filed 2003-10-02
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

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

                                             PATRON SYSTEMS, INC.


Date: October 2, 2003                        /s/ Patrick J. Allin
                                             -----------------------------------
                                             Patrick J. Allin
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer