Form 10QSB
period 2003-09-30
PATRON SYSTEMS INC
filed 2003-12-29
CIK 1075043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act For the
      transition period from              to
                             ------------    -----------

                         Commission file number 0-25675

                              PATRON SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                     74-3055158
---------------------------------------------                   ----------
        (State or other jurisdiction                           (IRS Employer
              of incorporation                              Identification No.)
              or organization)

             311 BELLE FORET DRIVE, SUITE 150, LAKE BLUFF, IL 60044
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 295-7338
                        ---------------------------------
                           (Issuer's telephone number)

   ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

As of December 29, 2003, there were 34,931,388 shares of the issuer's common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              PATRON SYSTEMS, INC.
                                      INDEX

                                                                                                          Page
                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002                    1
     Unaudited Consolidated Statements of Operations for the Three-Months Ended September 30, 2003,         2
     the Nine-Months Ended September 30, 2003 and the Three-Months ended September 30, 2002 and from inception (April 30, 2002) to September 30, 2003
     Unaudited Consolidated Statement of Stockholders' Deficit for the period from inception (April         3
     30, 2002) to September 30, 2003
     Unaudited Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2003           4
     and the period from inception (April 30, 2002) to September 30, 2003
     Notes to Unaudited Consolidated Financial Statements                                                   5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                          12
ITEM 3. CONTROLS AND PROCEDURES                                                                            21

                           PART II. OTHER INFORMATION

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                  21
SIGNATURES                                                                                                 23
CERTIFICATIONS                                                                                             24

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2003              2002
                                                                                   -------------     ------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                        $        117      $        362
  Loans to TrustWave Corp. and Entelagent Software Corp., net of reserves of
  $2,345,639 at September 30, 2003                                                      825,367         1,188,654
                                                                                   ------------      ------------

TOTAL CURRENT ASSETS                                                                    825,484         1,189,016
                                                                                   ------------      ------------

DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS                                      48,128           212,509
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $    873,612      $  1,401,525
                                                                                   ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes Payable                                                                    $    212,401      $    229,900
  Accounts payable                                                                    1,624,237         1,200,274
  Expense reimbursement due to officers and shareholders                                492,697           453,127
  Accrued payroll and payroll related expenses                                        1,304,443           659,858
  Advances from Shareholders                                                          1,243,500           628,500
  Accrued Costs associated with operation in the United Kingdom                         215,000                --
                                                                                   ------------      ------------

TOTAL CURRENT LIABILITIES                                                             5,092,278         3,171,659

OBLIGATION UNDER FINANCING ARRANGEMENT                                                       --         1,497,728

STOCKHOLDERS' DEFICIT
  Common stock, par value $.01 per share, 150,000,000
    shares authorized, 34,931,388 and 41,137,417 shares issued and outstanding
    as of June 30, 2003 and December 31, 2002, respectively                             349,314            41,137
  Additional paid in capital                                                         19,752,985        26,254,632
  Shares issued and held in escrow (14,592,760 shares)                                       --       (13,235,293)
  Accumulated Deficit during Developmental Stage                                    (24,320,965)      (16,328,338)

TOTAL STOCKHOLDERS' DEFICIT                                                          (4,218,666)       (3,267,862)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    873,612      $  1,401,525
                                                                                   ------------      ------------


                  The accompanying notes are an integral part of this statement.
                                                                               2

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       PERIOD FROM INCEPTION  PERIOD FROM INCEPTION
                                             THREE-MONTHS ENDED   NINE-MONTHS ENDED     (APRIL 30, 2002) TO    (APRIL 30, 2002) TO
                                             SEPTEMBER 30, 2003   SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003
                                             ------------------   ------------------   ---------------------  ---------------------
REVENUE                                         $         --         $         --           $         --           $         --
                                                ------------         ------------           ------------           ------------
GENERAL AND ADMINISTRATIVE EXPENSES                 (350,900)          (3,310,713)            (1,061,213)            (5,809,153)
CHARGE ASSOCIATED WITH ALLOWANCE FOR
  TRUSTWAVE LOANS                                         --           (2,345,639)                    --             (2,345,639)
CHARGE ASSOCIATED WITH ISSUANCE OF STOCK
  IN REVERSE MERGER TRANSACTION                           --                   --                     --             (3,965,726)
COMMON STOCK ISSUED FOR BUSINESS
  DEVELOPMENT CONSULTING SERVICES                         --                   --                     --             (4,168,750)
STOCK OPTIONS GRANTED FOR SERVICES                        --                   --                     --             (4,676,000)
                                                ------------         ------------           ------------           ------------
LOSS FROM OPERATIONS                                (350,900)          (5,656,352)            (1,061,213)           (20,965,268)

OTHER INCOME (EXPENSE)
  Loss on financing arrangement                           --           (2,210,272)                    --             (3,258,000)
  Write-down of deferred acquisition costs          (248,735)            (248,735)                    --               (248,753)
  Other Income                                            --                   --                     20                     --
  Interest Income                                     15,500              122,732                     --                151,056
                                                ------------         ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                            (584,135)          (7,992,627)            (1,061,193)           (24,320,965)

INCOME TAX BENEFIT                                        --                   --                     --                     --
                                                ------------         ------------           ------------           ------------

NET LOSS                                        $   (584,135)        $ (7,992,627)          $ (1,061,193)          $(24,320,965)
                                                ------------         ------------           ------------           ------------

NET LOSS PER SHARE-BASIC AND DILUTED            $      (0.02)        $      (0.23)          $      (0.04)          $      (0.79)
                                                ------------         ------------           ------------           ------------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING-BASIC AND DILUTED                   34,931,388           34,070,373             25,000,000             30,938,342
                                                ------------         ------------           ------------           ------------


                  The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the period from inception (April 30, 2003) to September 30, 2003
--------------------------------------------------------------------------------



                                                                            SHARES OF           PAR VALUE             ADDITIONAL
                                                                           COMMON STOCK        COMMON STOCK         PAID IN CAPITAL
                                                                           ------------        ------------           ------------
BALANCE AT INCEPTION (APRIL 30, 2002)                                                --        $         --           $         --

  Issuance of founders shares                                                25,000,000              25,000                225,000
  Shares issued to predecessor in exchange transaction                        2,687,200               2,687                     --
  Issuance of common stock in share exchange transaction                      2,201,688               2,202              3,960,836
  Common stock issued in lieu of cash for services                            2,425,000               2,425              4,166,325
  Stock options issued in lieu for cash for services                                 --                  --              4,676,000
  Issuance of common stock as collateral to anticipated financing             8,823,529               8,823             13,226,471

BALANCE AT DECEMBER 31, 2002

  Issuance of common stock in private placement transactions                  1,162,500               7,125              2,640,027
  Common stock issued under Accommodation Agreement                           1,200,000               1,200              3,706,673
  Issuance of common stock as collateral to anticipated financing             5,769,231               5,769              7,551,923
  Adjustment to Par Value for Redomestication to Delaware                            --             437,461               (437,461)
  Common stock retired from due to non-delivery of financing                (14,592,760)           (145,928)           (20,647,059)
  Common stock issued in lieu of cash for services                            2,250,000              22,500              7,537,500
  Common stock retired due to services contract termination                  (2,120,000)            (21,200)            (7,102,000)
  Common stock issued in private placement transaction                          125,000               1,250                248,750
  Net loss
                                                                           ------------        ------------           ------------

BALANCE, SEPTEMBER 30, 2003                                                  34,931,388        $    349,314           $ 19,752,985
                                                                           ------------        ------------           ------------

                                                                                            DEFICIT ACCUMULATED
                                                                           SHARES HELD         DURING THE
                                                                            IN ESCROW        DEVELOPMENT STAGE          TOTAL
                                                                           ------------     -------------------      ------------
BALANCE AT INCEPTION (APRIL 30, 2002)                                                --         $         --         $         --

  Issuance of founders shares                                                        --                   --              250,000
  Shares issued to predecessor in exchange transaction                               --                   --                2,687
  Issuance of common stock in share exchange transaction                             --                   --            3,963,038
  Common stock issued in lieu of cash for services                                   --                   --            4,168,750
  Stock options issued in lieu for cash for services                                 --                   --            4,676,000
  Issuance of common stock as collateral to anticipated financing           (13,235,294)                  --                   --

BALANCE AT DECEMBER 31, 2002

  Issuance of common stock in private placement transactions                         --                   --            2,647,152
  Common stock issued under Accommodation Agreement                                  --                   --            3,707,872
  Issuance of common stock as collateral to anticipated financing            (7,557,693)                  --                   --
  Adjustment to Par Value for Redomestication to Delaware                            --                   --                   --
  Common stock retired from due to non-delivery of financing                 20,792,987                   --                   --
  Common stock issued in lieu of cash for services                                   --                   --            7,560,000
  Common stock retired due to services contract termination                          --                   --           (7,123,200)
  Common stock issued in private placement transaction                               --                   --              250,000
  Net loss                                                                                       (24,320,965)         (24,320,965)
                                                                           ------------         ------------         ------------

BALANCE, SEPTEMBER 30, 2003                                                           0         $(24,320,965)        $ (4,218,666)
                                                                           ------------         ------------         ------------


                  The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                 PERIOD FROM INCEPTION
                                                                            NINE-MONTHS ENDED     (APRIL 30, 2002) TO
                                                                            SEPTEMBER 30, 2003     SEPTEMBER 30, 2003
                                                                            ------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $ (7,992,627)          $(24,320,965)
                                                                               ------------           ------------
  Adjustments to reconcile net loss to net cash provided in operating activities:
    Charge associated with liabilities and loans                                  2,345,639              2,345,639
    Non-cash charge associated with share exchange transaction                           --              3,965,726
    Common stock issued in lieu of cash for services                                436,800              4,605,550
    Stock options issued in lieu of cash for services                                    --              4,676,000
    Non-cash loss on financing arrangement                                        2,210,272              3,258,000
    Write-down of deferred acquisition costs                                        248,735                248,735
    Changes in assets and liabilities:
      Accounts payable                                                              638,963              1,624,237
      Expense reimbursement due to officers and shareholders                         39,570                492,697
      Accrued payroll and payroll related expenses                                  644,585              1,304,443
                                                                               ------------           ------------

  Total adjustments                                                               6,564,564             22,521,027
                                                                               ------------           ------------

NET CASH USED IN OPERATING ACTIVITIES                                            (1,428,063)            (1,799,938)
                                                                               ------------           ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Loans to TrustWave Corp. and Entelagent Software Corp.                         (2,066,834)            (3,252,997)

NET CASH USED IN INVESTING ACTIVITIES                                            (2,066,834)            (3,252,997)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                           (17,499)               212,401
  Proceeds from issuance of common stock                                          2,897,151              3,147,151
  Advances from shareholders                                                        615,000              1,243,500
  Proceeds received under financing arrangement                                          --                450,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         3,494,652              5,053,052
                                                                               ------------           ------------

NET CASH INCREASE (DECREASE)                                                           (245)                   117

CASH AND CASH EQUIVALENTS, beginning of period                                          362                     --
                                                                               ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                       $        117           $        117
                                                                               ------------           ------------


                  The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments to reserve certain loans receivable at September 30, 2003 (see Note
D)) necessary to present fairly the financial position of Patron Systems, Inc., and, its subsidiaries at September 30, 2003 and December 31, 2002, the results of its operations for the three- and nine-month periods ended September 30, 2003 and the periods from inception (April 30, 2002) to September 30, 2002 and 2003, and its cash flows for the nine-month period ended September 30, 2003.

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

Patron Systems, Inc., a Delaware corporation, was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions by acquiring organizations with characteristics fitting its strategic framework. Systems' founders intended to raise capital on a private equity basis, but determined that there was a need for public currency to achieve their growth path. Systems identified CPS during this process and determined that CPS was well-suited to provide Systems with its public currency because of its lack of operational history, affording Systems an open platform from which to grow, without the necessity of divesting existing operations or incurring liabilities as a result of existing operations.

The Company has yet to begin revenue-generating operations and, as such, is a development stage company. Since its inception, the Company has reported a net loss of approximately $24,300,000 principally associated with expenses related to the formation of the Company, assembling its management team, and capital formation and acquisition activities consistent with its business plan. A significant portion of this net loss can be attributed to non-cash capital stock transactions, such as the issuance of capital stock or stock options in lieu of cash for services.

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

ACQUISITION COSTS

The Company has incurred certain expenses, principally legal fees, in connection with the pending acquisition of Entelagent Corp. described in Note D, which have been capitalized and deferred pending the completion of the transaction. Upon closing, such costs will be included in the purchase price of the target company and allocated to the assets received and obligations assumed. In the event a pending acquisition does not occur, such costs will be expensed at that time. Expenses associated with the TrustWave acquisition were expensed in the three-month period ending September 30, 2003, due to the receipt of a notice from TrustWave of its intent to terminate this transaction. Costs associated with the Entelegant acquisition remain capitalized as management believes that consummation of this transaction is still probable.

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

The following sets forth proforma information as if the Company were using the fair value method under SFAS No. 123 for the three months ended September 30, 2003 and the period from inception to September 30, 2003:

                                                                                         Period from
                                                                                          Inception
                                                                 Nine Months Ended   (April 30, 2002) to
                                                                 September 30, 2003  September 30, 2003
Net Loss, as reported                                               $ (7,992,526)      $ (24,320,965)

Stock-based compensation cost reflected in the financial
    statements                                                                --                  --

Stock-based employee compensation cost under the fair value
    method of SFAS No. 123                                               117,000             130,000

Pro-Forma Net Loss                                                  $ (8,109,526)      $ (24,450,965)
Pro-Forma Net Loss per Share-Basic and Diluted                              (.24)               (.79)

NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share also includes common stock equivalents outstanding during the period if dilutive. Diluted net loss per common share has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents; as such common stock equivalents are anti-dilutive. Common stock equivalents at September 30, 2003, consist primarily of 2,091,242 vested stock options.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds certain standards and modifies certain standards related to the extinguishment of debt and sale-leaseback transactions. The provisions of SFAS 145 are generally effective after May 15, 2002. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Adoption is not expected to have a material impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 is effective for the Company in the first quarter of fiscal year 2004. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

NOTE D -- CERTAIN PROPOSED TRANSACTIONS

TRUSTWAVE CORP.

In late 2002, Patron entered into an agreement (the TrustWave Merger Agreements) to purchase TrustWave, an information assurance and security services company based in Maryland. The TrustWave Merger was approved by the Board of Directors of both Patron and TrustWave and the shareholders of TrustWave. The transaction was subject to a number of closing conditions.

Patron has received notification from TrustWave of its intent to terminate the TrustWave Merger Agreements. The Company has rejected the termination of the TrustWave Merger by TrustWave due to its failure to meet key provisions of the Merger Agreement and Supplemental Agreements, as amended. The Company intends to pursue binding arbitration as set forth in the agreements. However, it is still the Company's wish to find a mutually agreeable set of terms to complete this transaction.

In connection with this transaction, Patron provided working capital financing to TrustWave. Advances under these notes, bearing interest at 10 percent per annum, are repayable on demand. Total outstanding advances under such notes at September 30, 2003 were $2,240,000 and approximately $161,000 in accrued interest. The Company has demanded repayment of these notes. As of the date of filing, TrustWave has yet to make any payments and is in default on these notes. While the Company believes that these notes will ultimately be collected, it is prudent to fully reserve for these notes at this time. Accordingly, the Company has increased net loss by reserving against both the principal and interest of the notes outstanding. Should the Company collect funds from TrustWave, we will recognize the amounts collected in the future as income.

ENTELAGENT SOFTWARE CORP.

On November 24, 2002, Patron Systems, ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron Systems Inc. (Entelagent Mergerco), and Entelagent Software Corp., a California corporation (Entelagent), entered into an Agreement and Plan of Merger, as amended (the Entelagent Merger Agreement) whereby Entelagent Mergerco will be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Patron Systems Inc. (the Entelagent Merger). Patron, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement, as amended (the Entelagent Supplemental Agreement). Upon the consummation of the Entelagent Merger, shareholders of Entelagent will receive, in the aggregate, 1,800,000 shares of Patron and Patron will assume certain debts and obligations of Entelagent. Despite the passage of time since the

Agreement and Plan of Merger was executed, management of the Company remains committed to closing this transaction when conditions precedent are satisfied.

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

Working capital advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at September 30, 2003, were $780,000 plus accrued interest of approximately $45,267. Management periodically assesses such loans for collectibility and as of September 30, management believes the amounts loaned to Entelagent are fully collectible. As such, an allowance has not been established. However, should matters arise that indicate that the Company may not collect all or a portion the balance of such loans, a charge to earnings may result.

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

NOTE E - RELATED PARTY TRANSACTIONS

ADVANCES FROM SHAREHOLDERS

Since its inception, the Company has obtained financing from certain shareholders for working capital needs. At September 30, 2003, the face amount of notes with these shareholders was approximately $1,243,500 and related accrued interest of $120,577 has been included in accounts payable. These advances bear interest at rates ranging from 8 percent to 10 percent per annum and are due on demand. Three shareholders holding notes in the amount of $200,000 have demanded repayment and commenced legal action. Patron has not yet repaid these notes.

REIMBURSEMENTS OF EXPENSES INCURRED BY SHAREHOLDERS, OFFICERS AND DIRECTORS

Certain shareholders, officers and directors of the Company have incurred operating expenses totaling $1,178,343 on the Company's behalf. Such expenses have been recorded in the accompanying consolidated financial statements with a corresponding obligation to reimburse the shareholders, officers and directors. Included in such expenses is approximately $60,000 of expenses incurred by a founder prior to incorporation of the Company for which the Company has agreed to reimburse the founder. As of September 30, 2003, approximately $686,000 in reimbursements has been paid to the shareholders, officers and directors, leaving $492,697 outstanding.

A creditor has received a judgment against the Company to pay $125,000 plus costs. This amount was accrued and expensed by the Company in January 2003. Patron has not yet paid this claim.

NOTE F - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

In 2002, the Company borrowed an aggregate amount of $145,000 from four unrelated third parties and such amounts remain outstanding at September 30, 2003. The notes bear interest at 8 percent and are convertible into shares of the Company's common stock with the conversion price based on the underlying fair market value at the dates that the notes are settled.

DEMAND NOTES PAYABLE

In 2002, the Company borrowed an aggregate amount of $85,000 from two unrelated third parties under demand notes payable, which bear interest at 10 percent. The amount borrowed remains outstanding at September 30, 2003.

ACCOMMODATION AGREEMENTS

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the Lender), which called for the Company to borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of the Company's common stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with the five stockholders wherein each stockholder pledged shares in return for the right to receive on or before September 30, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares as compensation. The Company also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

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

In the accompanying financial statements as of September 30, 2003, the Company has effectively accounted for these events as a foreclosure on the loan collateral by the Lender. On March 13, 2003, the Company replaced the shares to the five stockholders who pledged shares under the Accommodation Agreements for a total of 1,200,000 shares of Patron common stock. The value of the replacement shares issued totaled $3,708,000. As a result, the Company recorded a loss of approximately $2,200,000 upon issuance of the replacement shares for difference between the value of the shares issued and the amount of loss accrued in its 2002 financial statements.

SECURED PROMISSORY NOTE

In December 2002, the Company entered into a collateral loan agreement and promissory note with Mercatus & Partners, Ltd. in the amount of $3 million. On January 3, 2003, the Company entered into a second promissory note with Mercatus & Partners, Ltd. in the amount of $1.5 million. As of April 29, 2003, the Company has not borrowed any amounts under these arrangements. The $3 million note was collateralized by 8,823,529 shares of restricted common stock, which were placed in a custodial account for the benefit of the Lender as security for the loan. The $1.5 million note was collateralized by 5,769,231 shares of restricted common stock, which were also placed in a custodial account for the benefit of the Lender to securitize the loan. Shares associated with the $3 million and the $1.5 million notes have been reflected as shares issued and outstanding and held in escrow in the accompanying consolidated statement of stockholders' deficit.

On June 30, 2003, the Company terminated the collateral loan agreements and promissory notes for failure of Mercatus & Partners, Ltd. to deliver funds. The Company has requested that all collateral shares be returned to the Company's transfer agent for cancellation and retirement, which will reduce the number of issued and outstanding shares of the Company by 14,592,760 shares. These shares have since been removed from the number of issued and outstanding shares.

FUNDS RECEIVED FROM COMPANY OFFICER

In March 2003, an officer of the Company (the "officer") borrowed $635,000 from third parties and used these funds to pay certain legitimate business expenses of the Company, without the knowledge of the Board of Directors, the CEO and CFO.

Pending determination by the Board as to whether the funds were obtained personally by the officer and deposited in a Company account or whether this officer obtained the funds on behalf of the Company, these transactions and the related funds, as well as the subsequent disbursement of funds to pay liabilities of the Company have been reflected in the financial statements as they occurred inasmuch as the funds were received into and disbursed out of a Company account. The Company recognizes its obligation to repay the principal due either to the officer or to the third parties.

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corp. Because these transactions were not known by or approved by the CEO, CFO or its Board of Directors, a breach of the Company's internal controls occurred. Management and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

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

On April 4, 2003, Patron completed a private placement of restricted securities with an unaffiliated third party. 125,000 shares were purchased at a price of $2.00 per share. Total proceeds under this private placement were $250,000 and were used for partial repayment of accrued Company expenses, as well as reimbursement of shareholder expenses incurred on behalf of the Company. $50,000 in proceeds were used as a working capital advance to Entelagent Software Corp. The term sheet contains provisions for Patron to commit to file a registration statement for these shares within two weeks of the closing of the TrustWave Merger and to use best efforts to ensure that the registration statement is declared effective within ninety days of the closing of the TrustWave Merger.

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

NOTE I - INTERCAP GROUP, LLC FUNDING

The Company has finalized the terms of a $50 million private placement of securities with InterCap Group, LLC consisting of: (i) $15 million of common stock at a price of $0.50 per share or 30 million shares, and (ii) $35 million of convertible preferred stock. The preferred stock has a 5% dividend payable-in-kind and is convertible into common stock at an effective conversion price of $0.50 per common share. These shares do not have any special registration rights and funding is not dependent on the closing of any specific transaction. In addition, the Company granted to the investors an option until June 30, 2004 to invest an additional $50 million by purchasing up to an additional 100 million shares of common stock at a price of $0.50 per share. The option period can be extended by mutual agreement. The net proceeds from the private placements, after deducting transactional costs, are expected to be approximately $49 million (not assuming the optional shares). InterCap has agreed to lock up all shares for a period of three years. We intend to use the net proceeds for acquisitions and general corporate purposes.

In late December 2003, Patron requested an initial funding of $1 million from InterCap Group, LLC. InterCap has confirmed this funding will be completed on or before January 5, 2004. Additional funds are available in increments of $5 million with 10 days written notification.

As a condition of this funding process, the Company has agreed to a series of changes, including a significant reduction in the number of founders' shares and management options and reconstituting Patron's management team and Board of Directors. To this end, Rich Linting, Brett Newbold and Marie Meisenbach Graul have resigned from Patron. Separately, and prior thereto, Rich Beggs, Warren Luke and Anthony Carbone left the board of directors. Patron is currently in active discussions with replacement candidates for the board and management team. InterCap has the right to nominate a number of Directors to constitute a majority of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the financial condition and results of operations for Patron Systems, Inc. should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements and information relating to Patron Systems, Inc. our industry and planned business operations as well as other information security businesses that involve risks and uncertainties. The statements contained in this report that are not historical statements of fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements include, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under the caption "Risk Factors" and elsewhere in this report.

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

Prior to the date of the Redomestication merger, Patron had no material assets or business operations. Patron's principal activities since its formation in April 2002 consisted of the development of its business plan, capital raising, and evaluation and negotiation of potential acquisitions.

PLAN OF OPERATION

During the third quarter ended September 30, 2003, the Company incurred a net loss of $584,135. The Company had commenced operations upon incorporation on April 30, 2002 and its operations through September 30, 2002 resulted in only nominal activity incident to the start up of its business, making comparison to the comparable period for 2003 not meaningful. A major element of the net loss in the 2003 period was general administrative expenses of $599,635, comprised of management salaries and associated expenses incidental to the development of its business.

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

Patron has yet to begin revenue generating operations and as such is a development stage company. Since its inception, Patron has reported a net loss of approximately $24,321,000, principally associated with expenses related to its formation, assembling its management team, and capital formation and acquisition activities consistent with its business plan. Patron has 2 corporate employees as of the date of this report. Patron intends to hire additional employees during the next 12 months as it completes pending acquisitions and executes its business plan, which will be dependent upon Patron' ability to raise necessary funding.

CERTAIN PROPOSED TRANSACTIONS

Previously, Patron had entered into an agreement (the TrustWave Merger Agreements) to purchase TrustWave, an information assurance and security services company based in Maryland. The TrustWave Merger was approved by the Board of Directors of both Patron and TrustWave and the shareholders of TrustWave. The transaction was subject to a number of closing conditions.

Recently, Patron received notification from TrustWave of its intent to terminate the TrustWave Merger Agreements. The Company has rejected the termination of the TrustWave Merger by TrustWave due to its failure to meet key provisions of the Merger Agreement and Supplemental Agreements, as amended. The Company is pursuing binding arbitration as set forth in the agreements. However, it is still the Company's wish to find a mutually agreeable set of terms to complete this transaction.

In connection with this transaction, Patron was required to provide working capital financing to TrustWave. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at September 30, 2003 were $2,240,000 and approximately $166,000 in accrued interest. The Company has demanded repayment of these notes. As of the date of filing, TrustWave has yet to make any payments and is in default on these notes. While the Company believes that these notes will ultimately be collected, it is prudent to fully provide for these notes at this time. Accordingly, the Company has increased net loss by recognizing both the principal and interest of the notes outstanding. Should the Company collect funds from TrustWave, we will recognize the amounts collected in the future as income.

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

In connection with this transaction, Patron agreed to provide working capital financing to Entelagent. Advances under such notes bear interest at 10 percent per annum and are repayable upon demand. Total outstanding advances under such notes at September 30, 2003, were $780,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has received a commitment providing for a $50 million private placement of securities with InterCap Group, LLC consisting of: (i) $15 million of common stock at a price of $0.50 per share or 30 million shares, and (ii) $35 million of convertible preferred stock. The preferred stock has a 5% dividend payable-in-kind and is convertible into common stock at an effective conversion price of $0.50 per common share. These shares do not have any special registration rights and funding is not dependent on the closing of any specific transaction. In addition, the Company granted to the investors an option until June 30, 2004 to invest an additional $50 million by purchasing up to an additional 100 million shares of common stock at a price of $0.50 per share. The option period can be extended by mutual agreement. The net proceeds from the private placements, after deducting transactional costs, are expected to be approximately $49 million (not assuming the optional shares). InterCap has agreed to lock up all shares for a period of three years. We intend to use the net proceeds for acquisitions and general corporate purposes.

Patron believes that the $50 million in financing, will be sufficient to fund operations for the foreseeable future.

HISTORIC FINANCINGS

STOCKHOLDER ADVANCES

Patron has been financed to date by a group of stockholders and private investors with "seed" capital. At September 30, 2003, the face amount of notes with stockholders was $1,243,500 with related accrued interest of $120,577. Each of these advances bears interest at rates ranging from 8 percent to 10 percent per annum and is due on demand. In addition, certain of Patron's stockholders and officers have incurred operating expenses totaling approximately $1,178,343. In addition, through September 30, 2003, Patron borrowed an aggregate amount of $230,000 from six unrelated parties. Four of the notes representing this debt bear interest at a rate of 8 percent per annum and are convertible into shares of Patron Common Stock, with the conversion price based on the fair market value of such shares on the date on which the notes are converted. Two of the notes representing this debt are demand notes accruing interest at a rate of 10 percent per annum.

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

Outside counsel has sent a second demand letter dated May 5, 2003, as the shares have not yet been received. As Mercatus has not returned these shares to the Company's transfer agent by November 12, 2003, the Company intends to take all necessary actions to ensure the prompt return of the shares.

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

FUNDS RECEIVED FROM COMPANY OFFICER

In March 2003, an officer of the Company (the "officer") borrowed $635,000 from third parties and used these funds to pay certain legitimate business expenses of the Company. This was done without the knowledge of the Board of Directors, the CEO and CFO.

Pending determination by the Board as to whether the funds were obtained personally by the officer and deposited in a Company account or whether this officer obtained the funds on behalf of the Company, these transactions and the related funds, as well as the subsequent disbursement of funds to pay liabilities of the Company have been reflected in the financial statements as they occurred inasmuch as the funds were received into and disbursed out of a Company account. The Company's recognizes its obligation to repay the principal due either to the officer or to the third parties.

The funds in the amount of $635,000 received by the officer were used to reimburse certain creditors and officers of the Company for expenses paid on the Company's behalf, to fund certain expenses of its start up operation in the United Kingdom, and to advance additional funds to Entelagent Software Corp. Because these transactions were not known by or approved by the CEO, CFO or its Board of Directors, a breach of the Company's internal controls occurred. Management and legal counsel are evaluating actions necessary to prevent a similar breach in the future.

                                  RISK FACTORS

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LACK OF PROFITABILITY.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. We have generated no revenue from operations as of September 30, 2003. We have incurred operating and net losses and negative cash flows from operations since our inception. As of September 30, 2003, we had an accumulated deficit of $24.3 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We may not be able to achieve or maintain profitability, and, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2003, there were approximately 34,931,388 shares of common stock outstanding (which number does not include the 14,592,760 shares of common stock pledged to Mercatus that have been requested to be returned and cancelled, as more fully described in the description of our Liquidity and Capital Resources under the caption "Management's Discussion and Analysis or Plan of Operation"), of which all but 11,026,388 shares will be held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

We currently have only two employees. Our future success depends upon the continued services of our executive officer. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our intended product offerings.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of Patron's management, including Patron's Chief Executive Officer and Acting Chief Financial Officer, Patron has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in Patron's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification pursuant to Rule 13(a) -- 15(e) or Rule 15(d) -- 15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer and Acting Chief Financial Officer - Patron Systems, Inc.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer and Acting Chief Financial Officer - Patron Systems, Inc.

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

                                              PATRON SYSTEMS, INC.

Date: December 29, 2003                       /s/ Patrick J. Allin
                                              ----------------------------------
                                              Patrick J. Allin
                                              Chief Executive Officer and
                                              Acting Chief Financial Officer