Form 10KSB
period 2004-12-31
PATRON SYSTEMS INC
filed 2005-07-01
CIK 1075043

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                                 74-3055158
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     500 N MICHIGAN AVE, SUITE 300                         60611
              CHICAGO, IL
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (312) 396-4031
                           (ISSUER'S TELEPHONE NUMBER)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

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

                                 Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year . . . . . $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (20,746,919 shares) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $12,966,824 based upon the average of the bid and ask price of the Company's common stock on June 24, 2005 of $0.625 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,796,712 shares of common stock outstanding as of June 24, 2005.

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

================================================================================

                              PATRON SYSTEMS, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE
Item 1.    Description of Business                                             3
Item 2.    Description of Property                                            15
Item 3.    Legal Proceedings                                                  15
Item 4.    Submission of Matters to a Vote of Security Holders                16

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters           16
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      22

Item 7.    Financial Statements                                               38
           Report of Independent, Registered, Certified Public
               Accounting Firm                                                39

           AUDITED FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of December 31, 2004,
               December 31, 2003 and December 21, 2002, respectively          40
           Consolidated  Statements of Operations for the fiscal years ended  December 31, 2004 and 2003, for the periods from
               Inception (April 30, 2002) to December 31, 2002,               41
               December 31, 2003 and December 31, 2004
           Consolidated Statements of Stockholders' Deficiency for the
               periods from April 30, 2002 (Inception) to December 31,
               2004                                                           42
           Consolidated  Statements of Cash Flows for the fiscal years ended December 31, 2004 and 2003, for the periods from
               Inception (April 30, 2002) to December 31, 2002,
               December 31, 2003 and December 31, 2004                        43
           Notes to Audited Financial Statements                              44

Item 8.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       66
Item 8A.   Controls and Procedures                                            66
Item 8B.   Other Information                                                  67

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act              68
Item 10.   Executive Compensation                                             72
Item 11.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                77
Item 12.   Certain Relationships and Related Transactions                     79
Item 13.   Exhibits                                                           80
Item 14.   Principal Accountant Fee and Services                              81

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated operating results, cost savings, product development efforts, general outlook of our business and industry, competitive position, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to attract customers for our products, our ability to effectively integrate our acquired businesses, and all other risks described below in the section entitled "Cautionary Statements and Risk Factors" appearing in "Management's Discussion and Analysis of Financial Condition and Risk of Operations" and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

THIS REPORT, FILED ON FORM 10-KSB, REFLECTS THE ISSUER'S OPERATIONS FOR THE PERIOD COMMENCING ON APRIL 30, 2002 THROUGH DECEMBER 31, 2004, AND CONSOLIDATES THE ISSUER'S ANNUAL REPORTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004, AND THE QUARTERLY REPORTS FOR EACH QUARTERLY PERIOD ENDED THEREIN. THIS REPORT RESTATES THE FINANCIAL STATEMENTS FOR THE PERIOD COMMENCING ON APRIL 30, 2002 THROUGH DECEMBER 31, 2002 AND FOR EACH QUARTER DURING THE YEAR ENDED DECEMBER 31, 2003. THE READER SHOULD NOTE THAT SUBSEQUENT FILINGS ON FORMS 10-QSB WILL CONTAIN MORE RECENT DISCLOSURES AS TO THE FINANCIAL POSITION OF PATRON SYSTEMS, INC.

ITEM 1. DESCRIPTION OF BUSINESS
CORPORATE BACKGROUND

Patron Systems, Inc., a Delaware corporation ("Systems") was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' business plan is to acquire and operate high profit potential companies with technologies in information and homeland security applications for businesses and government institutions.

On October 11, 2002, Combined Professional Services, ("CPS"), Systems and the stockholders of Systems consummated a share exchange ("Share Exchange") pursuant to an Amended and Restated Share Exchange Agreement, whereby CPS issued to each Systems stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems' capital stock, an aggregate of 25,400,000 shares of its common stock. Upon the closing of the Share Exchange, the Systems stockholders held approximately 85% of the outstanding capital stock of CPS, and Systems became a wholly owned subsidiary of CPS. The former stockholders of Systems became the majority owners of CPS following the completion of the Shares Exchange. Accordingly, Systems was deemed to be the acquirer of CPS for accounting purposes and the transaction was accounted for as a reverse merger and recapitalization of Systems.

On November 22, 2002, CPS announced that it changed its name to Patron Holdings, Inc. ("Holdings"), effective as of November 21, 2002, and that it would trade on the OTC Bulletin Board under the symbol "PAHG."

On March 27, 2003, Holdings merged with and into Systems for the purpose of changing its state of incorporation from Nevada to Delaware ("Redomestication Merger"). Systems was the surviving corporation of the Redomestication Merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Board of Directors became the governing documents and governing body, respectively, of the surviving corporation. The surviving corporation is referred to herein as "we," "us," the "Company" or "Patron." In connection with the Redomestication Merger, Patron filed with the SEC a successor entity report on Form 8K-12g-3, whereby Patron succeeded to the reporting obligations of Holdings under the Exchange Act.

Subsequent to the Redomestication Merger and prior to the acquisitions we consummated on February 25, 2005 and March 30, 2005 (described below), we had minimal business operations, which we describe in further detail in this report. As of September 25, 2003, all of our employees except for our Chief Executive Officer had resigned. Upon the resignation of our Chief Executive Officer on January 21, 2004, we had no employees and only one Director, the non-executive Chairman of the Board.

In April of 2004, we failed to meet the reporting requirements under the Exchange Act. As a result, we were de-listed from NASDAQ's Over-the-Counter
Bulletin Board quotation system. We are currently quoted on the Pink Sheets under the symbol PTRS. With this and subsequent reports yet to be filed, we intend to re-establish compliance with the reporting requirements under the Exchange Act. However, there can be no assurances we will be successful in our efforts to do so.

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. and LucidLine, Inc. pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, Patron Systems, Inc. consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. We discuss these transactions in further detail in this report.

Our acquisitions have allowed us to develop a platform for trusted security services and next generation integrated security products, which we intend to deliver to global corporations and government institutions. We intend to work with organizations to ensure that global enterprises implement information security policies, procedures and products that result in "trusted" information environments. We also expect to offer information security and vulnerability assessments, certification programs, remediation, implementation, training, monitoring, and management services.

RECENT DEVELOPMENTS

MERGER WITH COMPLETE SECURITY SOLUTIONS, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, our merger with Complete Security Solutions, Inc. ("CSSI") became effective. The merger was consummated pursuant a definitive Supplemental Agreement and the Agreement and Plan of Merger, entered into as of February 24, 2005, each among us, CSSI Acquisition Co. I. Inc., our wholly-owned subsidiary and CSSI. Pursuant to the terms of the Supplemental Agreement and Agreement and Plan of Merger with CSSI, CSSI Acquisition Co. I, Inc. merged with and into CSSI, with CSSI surviving the merger as our wholly-owned subsidiary. In connection with the CSSI merger, we will issue 7,500,000 shares of common stock in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 and warrants to purchase 2,250,000 shares of common stock in exchange for the outstanding shares of the preferred stock of CSSI. The warrants have a term of 5 years and an exercise price of $0.70 per share. The subordinated promissory notes and warrants were issued to Apex Investment Fund V, L.P., The Northwestern Mutual Life Insurance Company, and Advanced Equities Venture Partners I, L.P.

The subordinated promissory notes issued to the holders of the outstanding preferred stock of CSSI have an initial term of 120 days, with an option to extend the term for an additional 60 days, are interest free and automatically convert into the securities offered by us at the first closing of a subsequent financing, for such number of offered securities as could be purchased for the principal amount being converted. If the subordinated promissory notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The warrants issuable in connection with the non-payment of the subordinated promissory notes may only be exercised by a holder's delivery of its subordinated promissory note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such subordinated promissory note.

We have agreed to register the resale of the 7,500,000 shares of common stock issued to the holders of the outstanding common stock of CSSI and the 2,250,000 shares of common stock issuable upon the exercise of the warrants issued to the holders of the outstanding preferred stock of CSSI at such time as we next file a registration statement with the SEC.

MERGER WITH LUCIDLINE, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, our merger with LucidLine, Inc. ("LucidLine") became effective. The merger was consummated pursuant to a definitive Supplemental Agreement and the Agreement and Plan of Merger entered into as of February 24, 2005, each among us, LL Acquisition I Corp., our wholly-owned subsidiary and LucidLine. Pursuant to the terms of the Supplemental Agreement and Agreement and Plan of Merger with LucidLine, LL Acquisition I Corp. merged with and into LucidLine, with LucidLine surviving the merger as our wholly-owned subsidiary. In connection with the LucidLine merger, we will issue 4,400,000 shares of common stock and $200,000, in the aggregate, in exchange for the outstanding shares of the capital stock of LucidLine. The cash portion of the merger consideration was disbursed on February 28, 2005. We have agreed to register the resale of the shares of common stock issued to the holders of the outstanding capital stock of LucidLine at such time as we next file a registration statement with the SEC.

MERGER WITH ENTELAGENT SOFTWARE CORP.

On November 24, 2002, Systems, ESC Acquisition, Inc., a California corporation and wholly owned subsidiary of Systems ("Entelagent Mergerco"), and Entelagent Software Corp., a California corporation ("Entelagent"), entered into an Agreement and Plan of Merger, (the "Entelagent Merger Agreement") whereby Entelagent Mergerco would be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Systems (the "Entelagent Merger"). Systems, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement (the "Entelagent Supplemental Agreement").

On February 24, 2005, we entered into a definitive Amended and Restated Supplemental Agreement pursuant to which Entelagent Mergerco would merge with and into Entelagent, with Entelagent surviving the merger as our wholly-owned subsidiary. The Amended and Restated Supplemental Agreement amended and restated the Entelagent Supplemental Agreement.

On March 30, 2005, pursuant to the filing of an Amended and Restated Agreement and Plan of Merger, the merger with Entelagent became effective. The Amended and Restated Agreement and Plan of Merger amended and restated the Entelagent Merger Agreement. The Amended and Restated Agreement and Plan of Merger received a filing date of April 28, 2005 from the Secretary of State of the State of California.

In connection with the Entelagent Merger, we will issue 3,000,000 shares of our common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. We agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as we next file a registration statement with the SEC. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, we also agreed to issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and repay $1,388,000 in outstanding liabilities of Entelagent from the net proceeds of the Interim Bridge Financing I described below.

INTERIM BRIDGE FINANCING I

On February 28, 2005, we completed a $3.5 million financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes and Warrants to purchase up to 1,750,000 shares of our common stock. The Warrants have a term of 5 years and an exercise price of $0.70 per share. On February 28, 2005, the warrants had a fair value of $1,837,500 based on a closing price of $1.05 per share. Prior to maturity, the Senior Convertible Promissory Notes may be converted into the securities at the first closing of a subsequent financing by us, for such number of offered securities as could be purchased for the principal amount being converted. The Senior Convertible Promissory Notes have an initial term of 120 days, with an option for us to extend the term for an additional 60 days, and pay interest at a rate of 10% per annum.

Upon the extension of the maturity date of the Senior Convertible Promissory Notes, the associated interest payable will be increased to 12% per annum, and we will be required to issue warrants to purchase such number of shares of our common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The warrants issuable upon extension of the maturity date of the Senior Convertible Promissory notes will have a term of 5 years and an exercise price of $0.70 per share. In addition, if the Senior Convertible Promissory Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of our common stock for each $1.00 of principal amount then outstanding.

The warrants issuable in connection with the non-payment of the Senior Convertible Promissory Notes may only be exercised by a holder's delivery of its Senior Convertible Promissory Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Senior Convertible Promissory Note. We have agreed to file with the SEC a registration statement for the resale of the restricted shares of our common stock issuable upon exercise of the Warrants.

We sold these securities to thirty-three accredited investors introduced by Laidlaw & Company (UK) Ltd. ("Laidlaw"). Laidlaw acted as placement agent in the Interim Bridge Financing I. For its services as placement agent, we paid Laidlaw a cash fee of $420,000, including the reimbursement of costs, and issued to Laidlaw and/or its designees warrants to purchase up to 350,000 shares of our common stock at an exercise price of $0.70 per share.

Separate from the Interim Bridge Financing I, in connection with the receipt of corporate finance services relating to the Entelagent, LucidLine and CSSI mergers, we also paid Laidlaw & Company a cash fee of $300,000 and issued to Laidlaw and/or its designees warrants to purchase up to 300,000 shares of our common stock at an exercise price of $0.70 per share.

The issuance and sale of the securities issued or issuable in connection with the Interim Bridge Financing I were exempt from the registration and prospectus delivery requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

SETTLEMENT  WITH  PATRICK J. ALLIN,  FORMER VICE  CHAIRMAN  AND CHIEF  EXECUTIVE
OFFICER

On June 6, 2005, we entered into a settlement of certain claims brought by Patrick J. Allin, our former Chief Executive Officer and a former member of our Board of Directors, against us. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among Patron, Mr. Allin and The Allin Dynastic Trust, we agreed to pay to Mr. Allin, in settlement of Mr. Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000) payable as follows: Two Hundred Thousand Dollars ($200,000) payable upon execution of the Settlement Agreement and Mutual Release and Nine Hundred Fifty Thousand Dollars ($950,000) payable in cash and/or a promissory note upon the consummation of a follow-on-financing subsequent to the date of the settlement and not inclusive of the financing described below from Apex Investment Fund V, LP. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release terminates by its terms if we do not consummate a follow-on-financing by August 15, 2005. In the event the settlement agreement terminates, Mr. Allin is not required to repay the $200,000 that we paid to him upon our execution of the settlement agreement. We recorded $927,167 in amounts owed to Mr. Allin (which originated during the term of his employment) through March 31, 2004, We also accrued an additional $6,326 in interest on notes payable to Mr. Allin through the date of the settlement. We reserved an additional $216,507, which represents the difference between amounts owed to Mr. Allin and the cash settlement amount, during the quarter ended March 31, 2004

Pursuant to the Settlement Agreement and Mutual Release, we also agreed to purchase from Mr. Allin and The Allin Dynastic Trust an aggregate of four million (4,000,000) shares of our common stock as follows: two million (2,000,000) shares (the "Initial Shares") through the issuance of promissory notes in the aggregate principal amount of One Million Six Hundred Thousand Dollars ($1,600,000), representing a price of $0.80 per share, and two million (2,000,000) shares (the "Remainder Shares") through a cash payment from the proceeds of a follow-on-financing by us, at a price per share equal to the lesser of (a) $.50 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $.50 per share, Mr. Allin and/or The Allin Dynastic Trust may, at their option, refuse to sell any or all of the Remainder Shares to us. The Initial Shares are to be held in escrow pursuant to a mutually agreed upon Escrow Agreement to be subsequently entered into between the parties. Each of Mr. Allin and The Allin Dynastic Trust have agreed to lock-up their shares until the shorter of the six month period subsequent to the consummation of a follow-on-financing and the date on which the next registration statement filed by us becomes effective.

The promissory notes issued to purchase the Initial Shares bear interest at an annual rate of 8%, with interest payments due and payable on the last day of August, November, February and May during the term of the promissory notes, with a maturity date of June 30, 2006. In addition, if we default on certain terms under the promissory notes, and such default remains uncured for five days, all payments under the promissory notes accelerate and we agree to confess to a judgment against ourselves in a court of the promissory note holder's choosing in Cook County, Illinois. In the alternative, the holders of the promissory notes may demand that the shares purchased by the promissory notes be returned in fulfillment of all obligations remaining under such promissory notes.

As a result of our commitment to repurchase the stock, we retroactively recorded a $1,738,667 liability at March 31, 2004, which represents the net present value of the note payable to purchase the Initial Shares. The liability was offset by a $1,300,000 increase in our stockholders' deficiency for the fair value of the common stock on the date of the settlement. The excess of the present value of the note over the fair value of the common stock at the date of the settlement ($.65 per share) was recorded an increase in general administrative expenses during the quarter ended March 31, 2004. We also recorded, retroactively to March 31, 2004, $1,000,000 of temporary equity in connection with Mr. Allin's option to put the Remainder Shares back to the Company for cash. The increase in temporary equity was offset by a $1,000,000 increase in our stockholders' deficiency.

INTERIM BRIDGE FINANCING II

On June 6, 2005, we completed a new $2.543 million financing (the "Interim Bridge Financing II") through the issuance of 10% Junior Convertible Promissory Notes and Warrants to purchase up to 1,271,500 shares of our common stock. The Warrants have a term of 5 years and an exercise price of $0.60 per share. On June 6, 2005, the warrants had a fair value of $826,475 based on a closing price of $0.65 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by us at the first closing of a subsequent financing for us, for such number of offered securities as could be purchased for the principal amount being converted. The Junior Convertible Promissory Notes have an initial term of 120 days, with an option for us to extend the term for an additional 60 days, and pay interest at a rate of 10% per annum. Upon the extension of the maturity date of the Junior Convertible Promissory Notes, the associated interest payable will be increased to 12% per annum, and we will be required to issue warrants to purchase such number of shares of our common stock equal to one-half of a share for each $1.00 of principal amount outstanding. The warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes will have a term of 5 years and an exercise price of $0.60 per share. In addition, if the Junior Convertible Promissory Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of our common stock for each $1.00 of principal amount then outstanding. The warrants issuable in connection with the non-payment of the Junior Convertible Promissory Notes may only be exercised by a holder's delivery of its Senior Convertible Promissory Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Junior Convertible Promissory Note. We have agreed to file with the Securities and Exchange Commission a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the Warrants.

We sold these securities to seven accredited investors introduced by Laidlaw & Company (UK) Ltd. ("Laidlaw"). Laidlaw acted as a broker in the Interim Bridge Financing II. For its services as a broker, we paid Laidlaw a cash fee of $305,160, including the reimbursement of costs, and issued to Laidlaw and/or its designees warrants to purchase up to 152,580 shares of our common stock at an exercise price of $0.60 per share.

The issuance and sale of the securities issued or issuable in connection with the Interim Bridge Financing II were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ADDITIONAL BRIDGE FINANCING RECEIVED FROM APEX INVESTMENT FUND V, LP

On March 31, 2005, we received $500,000 in financing from Apex Investment Fund V, LP ("Apex"). On April 15, 2005, we received an additional $200,000 from Apex. Then, on May 2, 2005, we received $200,000 from Apex. Finally, on June 16, 2005, we received $750,000 from Apex. The total amount received was $1,650,000.

In consideration of this financing from Apex, the parties have mutually agreed that Apex will be offered the same terms as investors in the Interim Bridge Financing II, described above. This mutual agreement was entered into on a verbal basis. As of the date of this filing, we have not yet entered into definitive agreements to cover the terms of this $1,650,000 financing with Apex but will do so at the earliest practicable date.

PATRON'S BUSINESS PLAN

PATRON'S MARKET IMPETUS

We believe the notion of security at the perimeter of the information infrastructure falls considerably short of the true goal in an Internet enabled IT infrastructure world.

In 2003, ASIS International released a report discussing the impact of proprietary information loss or theft from within or outside the network. The participating Fortune 1000 companies recorded the cost of intellectual property losses between $53 and $59 billion in 2001. Although it is believed that the greatest perceived threat is from outside the enterprise, as the Federal Bureau of Investigation has noted, the simple fact is that approximately 70% of IT damage and theft comes from inside an organization. Forty percent of reported incidents of known or suspected losses involved the most business critical and regulated information: customer data, strategic plans, financial data, and R &
D. AIIM International and Kahn Consulting released a 2003 report revealing the ubiquitous nature of email usage for critical business communications. Email is being used to transmit and collaborate on the most sensitive corporate and customer identifying information. We believe the largest source of insider threat comes from the email user who is uneducated about or disinterested in corporate security policies - or perhaps more unavoidable, the user who just plain "made a mistake."

Legislation such as Sarbanes-Oxley, the Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leach-Bliley, the USA PATRIOT Act, the California Security Breach Law, and the Securities and Exchange Commission rule 17a-4 is creating a regulatory imperative to force corporations and government enterprises to adopt critical compliance measures in order to not run afoul of the new regulatory requirements for information integrity and security. Current legislation poses serious challenges to information security strategy and experience tells us that future legislative actions will not reduce the regulatory burden on corporate information security strategy, but rather will be increasing that regulatory burden.

Additionally, we believe that the governmental imperatives in a post-9/11 world will force state, county and municipal governments to address very significant information infrastructure issues. These governmental entities must now deal with unprecedented new homeland security requirements, directives and guidelines. These include the requirements of Homeland Security Presidential Directive (HSPD) 5, 7, and 8, which relate to:

         o        National Incident Management System (NIMS)
         o        National Response Plan (NRP)
         o        National Infrastructure Protection Plan (NIPP)
         o        National Preparedness Priorities
         o        National Law Enforcement Certification Standards
         o        National Fire Certification Standards
         o        Emergency Management Accreditation

These homeland security requirements, directives and guidelines will force governmental entities to implement significantly more coordinated, disciplined, responsive, and secure information management techniques and technologies which encompass all types of communications within and between governmental entities as well as the collection, storage, recovery and use of the data and information which is communicated and collected. Additionally, the governmental entities must develop, implement and test emergency management plans for all types of emergency situations. The successful response to these situations requires significant communication and information sharing between governmental entities and agencies which are facilitated by the implementation of these new information management techniques and technologies.

A March 2005 IDC research report noted that the global market for compliance information management will grow at 22% a year through 2009.

PATRON'S MARKET OPPORTUNITY

We believe that one compelling market opportunity is to work with organizations to assess compliance, design and implement solutions to security issues, provide on-going maintenance and training, and to provide follow-on assessment of compliance to the relevant standards. This includes the perimeter security of the organizations' information infrastructure, the evaluation of the security related to the information within the information infrastructure and the security related to digital communication. The latter includes verifying the identification of the sender, the recipient, and appropriately authorizing and confirming all transmissions and receipt forwarding of the communications and its attachments.

Companies who want to protect their business and operational data and information as well as their intellectual property while also complying with government regulations must expand their definition from a perimeter-only security model. This new model includes not only perimeter security but also includes the internal security of the information infrastructure as well as the automated continuous security of messaging and other data which can be stored in PC's, servers or other storage devices; can be communicated internally or externally; or can reside in applications which can be accessed internally or through web servers.

Furthermore, we believe that a second market opportunity is to utilize our experience and expertise in assessing, designing, implementing and managing large, secure information infrastructure systems to bring to state, county and municipal governments the ability to deploy the infrastructure and information technologies that allow these entities to bring themselves into compliance with the various homeland security requirements, directives and guidelines.

PATRON'S MARKET STRATEGY

By acquiring carefully selected companies, we believe that we are assembling the key assets that can provide customers with integrated, end-to-end enterprise-level information security solutions that meet critical regulatory and compliance needs of the corporate and governmental information enterprise.

We believe that we currently offer software solutions that fit into overall corporate compliance and data protection initiatives by automatically finding, archiving and applying persistent protection to sensitive data - beyond authentication - whenever, wherever and however sensitive data is shared, accessed and stored. Additionally we offer software solutions that support real-time secure collection, delivery and sharing of field-based report information. This software allows law enforcement and public-safety agencies to have real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system.

We also offer a range of services to corporate and government entities utilizing fiber optics and data replication technologies to provide secure robust off-site data backup, recovery, restoration, and retrieval services coupled with high-speed data communication turnkey solutions. Our secure and scalable high-speed data communication solutions facilitate seamless instantaneous backup of mission critical business data and enable immediate access to data and real time restoration of critical business functionality in the event of a crisis or disaster. Additionally, we offer our clients a comprehensive Risk and Vulnerability Assessment (RAVA) evaluation service. This service provides security and business impact assessments, which evaluate an organization's compliance with both Homeland Security and NTSA standards.

Furthermore, we intend to address the homeland security requirements that are being imposed on state, county and municipal governments. Utilizing the full range of our capabilities for evaluating and assessing information infrastructure risks and vulnerabilities, combined with our experience in designing, implementing and managing large, secure information infrastructure systems plus our extensive experience in implementing real-time, secure data collection and the multi-jurisdictional sharing of law enforcement and public-safety information and our experience in developing and deploying software solutions which provide secure data and content delivery and management, we believe that we offer state, county and municipal governments a unique group of product and services offerings focused on their specific homeland security information infrastructure issues.

OUR BUSINESS MODEL

Our business strategy is to develop technologies that will enable us to close gaps in traditional perimeter information security offerings. We believe that the products we intend to develop, when used in conjunction with products that already exist in the security marketplace, will enable us to enhance the design and operating effectiveness of existing information security system. We believe that our value proposition is in our ability to design a comprehensive information security solution that integrates our products with existing products. Accordingly, we generally do not intend to compete with products that have an established market presence but, through vulnerability assessments and other means, will identify critical risks within existing IT infrastructures and design solutions that close gaps with our products to provide targeted solutions.

As described above, we acquired in early 2005 certain businesses that have developed software products and also provide various business and professional services specifically designed and adapted to meet these goals. Such products and services consist of unique electronic messaging surveillance, electronic forms delivery and management and data backup, retrieval and restoration technologies as well as the associated assessment, implementation, training and operation tools, methodologies and materials. These products and services are used in a variety of financial, healthcare, commercial and government entities. A brief description of these acquired businesses and their areas of specialization are as follows:

         o        Entelagent   Software   Corp.:   Entelagent   Software   Corp.
                  ("Entelagent") provides flexible and scalable real-time content-aware email monitoring and post-event review of email messages and their attachments as well as infrastructure for knowledge management of archived email messages and attachments in all media. Entelagent's email content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. Entelagent's content management solutions work in compliance with regulatory and legislative drivers including SEC and HIPAA mandates.

         o LucidLine, Inc.: LucidLine, Inc. ("LucidLine") is a provider of bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services. LucidLine couples its professional data back-up, retrieval, and restoration services with a comprehensive Risk and Vulnerability Assessment (RAVA) evaluation service. This service provides security and business impact assessments, which evaluate an organization's compliance with both Homeland Security and NTSA standards.

         o Complete Security Solutions, Inc.: Prior to being acquired by us, Complete Security Solutions, Inc. ("CSSI") consummated a merger with IDK Enterprises, Inc. d.b.a. NETdelivery ("NETdelivery") pursuant to which CSSI acquired all of the outstanding common stock of NETdelivery. We believe NETdelivery is the first United States based company to create software that supports real-time secure collection, delivery and sharing of field-based report information for public safety agencies. Based on the latest e-forms (electronic forms) technology, we believe NETdelivery's FormStream(TM) solutions give law enforcement and other justice agencies secure, real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system. We believe NETdelivery addresses the urgency of Homeland Security initiatives by enforcing data transfer standards such as Justice XML. We believe that this technology provides a platform to facilitate real time data collection and information sharing between disparate agencies in a timely and accurate fashion.

With these products and services, and our expertise in information security, we expect to generate revenue in the following six areas:

         o Risk and Vulnerability Assessment (RAVA) evaluation services that we intend to bill under fixed fee arrangements or time and materials contracts, depending on the scope and complexity of the project.
         o Protection, Policy and Process assessments to be billed as an up-front evaluation fee.
         o Protection, Policy and Process software product licenses (described below) that will be licensed on a perpetual right to use or a finite term basis. Pricing will be based on the number of users.
         o Data backup and storage services provided by us, which typically will consist of (i) an initial installation, training and setup/delivery charge, (ii) a monthly fee for a defined level of storage/services and (iii) potential additional fees based on additional services and storage above base monthly charge levels.
         o Periodic follow-on assessment and reconfirmation certification fees.
         o Recurring management and consulting fees associated with the Homeland Security Compliant Data Solution Centers.

ENTERPRISE SOLUTIONS

We produce enterprise class, automated and transparent solutions to address regulatory compliance and failsafe information security. We believe that no other company can currently offer data protection, policy enforcement, and secure auditable process automation in an integrated offering.

     PROTECTION - We believe that we offer the first product of its kind that provides automated and persistent data protection combined with a comprehensive audit trail. Our email and content protection solution safeguards data at rest, data in motion, and data in applications:

         o        Data at Rest: on the desktop, on servers, in storage.
         o Data in Motion: email, File Transfer Protocol (FTP), Secure Sockets Layer (SSL), removable media, on laptops.
         o Data in Applications: accessed through web servers, accessed internally.

     POLICY - We deliver a highly functional transparent, automatic, and manageable policy-based compliance engine that generates a comprehensive audit trail through our SANS(TM) lexicon-based content filtering engine, providing actionable policy violation notifications for review:

         o        Transparent: functions within normal work processes.
         o Automatic: recognizes sensitive/confidential information by identifying keywords/phrases and document types.
         o Manageable: provides straightforward lexicon management which enables on-the-fly changes.

     PROCESS - Through our FormStream(TM) electronic forms solution, we deliver a secure, standards-based process that can be used in a networked and mobile environment and generates a comprehensive audit trail:

         o        Secure: data encrypted in transit.
         o        Network and Mobile: web-based access.
         o Standards-based: Global Justice XML Data Model (GJXML), promoting justice and public safety information sharing and is supported by the Department of Homeland Security and the Department of Justice.

We combine powerful email scanning, archiving and policy-based compliance technology with a comprehensive email and digital information rights management platform. We offer a complete solution to customer problems associated with compliance regulations such as Sarbanes Oxley, HIPAA, California SB 1386 and Gramm Leach Bliley; protection of sensitive business information with internal and external users; customer files and transaction data; chain of custody and audit requirements; and the safeguarding of corporate business practices, internal memos and intellectual property.

We believe that our enterprise class solutions allow users to share, email, store, and archive data with automated content scanning, persistent protection and simplified archive retrieval. It is a proactive solution to transparently and automatically enforce corporate security policies - even when users forget to - while allowing seamless collaboration by authorized users on sensitive data.

We believe that our enterprise class solutions enable us to solve four fundamental problems associated with protecting sensitive digital information used and shared internally by employees and contractors, and externally by partners, suppliers and vendors: (1) how to automatically identify and locate sensitive information in transit; (2) how to strike a balance between the need to share at-risk information and the need to protect it; (3) how to implement a system that is willfully adopted because it introduces minimal disruption to current workflows, can be configured for complete automation and exacts moderate capital expenditures, especially when compared to the cost of intellectual property loss; and (4) how to proactively route and forensically track transactions involving vulnerable data to reduce the risk of legal liability.

HOMELAND SECURITY-COMPLIANT DATA SOLUTION CENTERS

In  addition  to  our  Enterprise  Solutions,  we  offer  county  and  municipal governments a model homeland security architecture with state-of-the-art prevention, response, and information management capabilities to assist in the prevention of terrorist attack, reduce vulnerabilities, and respond to all hazards and emergencies within the city or county. This architecture will be fully compliant with all current national and state homeland security requirements, directives and guidelines. The primary compliance focus is based on the requirements of Homeland Security Presidential Directive (HSPD) 5, 7, and 8, which relate to:

         o        National Incident Management System (NIMS)
         o        National Response Plan (NRP)
         o        National Infrastructure Protection Plan (NIPP)
         o        National Preparedness Priorities
         o        National Law Enforcement Certification Standards
         o        National Fire Certification Standards
         o        Emergency Management Accreditation

Our Homeland Security-Compliance Data Solution Centers will also be fully compliant and certified against the National Security Agency's (NSA) INFOSEC Assessment Methodology developed specifically for assessing the nation's Critical Infrastructure. These Centers will encompass the following five key elements:

         o        Emergency Operation Center (ECO)
         o        Emergency Management Agency (EMA)
         o        Network Operations Center (NOC)
         o        Data Center
         o        Disaster Planning & Recovery

We are working with senior government officials in Will County, Illinois to develop the first fully-compliant Data Solution Center. Will County represents a first-in-the-nation opportunity to build a full-spectrum, integrated homeland security solution at the community and county levels that fully complies with all current national homeland security directives and regulations.

The mutual goal of our Company and the Will County Executive Board is to make Will County the benchmark against which all similar homeland security programs are measured. Will County will be at the leading edge of the nation's homeland security effort and make it highly competitive for federal homeland security grants both from sources administered in Washington, D.C. and those administered through the State of Illinois.

Through our strategic partnership with Community Research Associates ("CRA"), the leading terrorism prevention and response planning firm in the United States, we intend to provide expertise and technical assistance that will enable Will County to become fully compliant with all Homeland Security Presidential Directives, and with the National Initiatives that implement them. Additionally, through our strategic partnership with TrustWave Corp., a leader in vulnerability management and network compliance solutions to the financial services industry, "Fortune 1000" and government organizations, we will certify the Will County Data Solution Center against the National Security Agency ("NSA") INFOSEC Assessment Methodology created specifically to conduct Critical Infrastructure Assessments.

COMPETITION

We believe the products offered by our recently acquired subsidiaries, in combination with our strategic alliance partnerships, will enable us to provide a unique and integrated core suite of service capabilities that will be attractive to governmental enterprises and corporations increasingly confronted with the need to establish functional business practices in compliance with regulatory standards regarding the integrity and security of their information and information systems.

We believe our recognition of the need for an integrated solution, audited to a certifiable standard--relying on a multi-pronged assessment of a client's existing IT infrastructure, solutions available from Patron and best-of-breed security solutions available in the marketplace today-- provides us with a competitive advantage in the internal data security market. The market for network security products is highly competitive and we expect competition to intensify in the future. We plan to compete principally on the basis of product and project scalability, performance, reliability, manageability, cost-effectiveness and value to the client. Competitors may gain market share and introduce new competitive products for the same markets and customers we intend to serve with our products.

The number of competitors in government and enterprise information security has risen in the past few years and we expect the intensity of competition in the market segments we intend to serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter these market segments. Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources. In addition, some of our potential competitors currently combine their products with other companies' networking and security products. These potential competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the products we and our recently acquired subsidiaries currently offer and intend to offer. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer or increase revenue could be adversely affected.

PATRON'S SUBSIDIARIES

We believe the products offered by our recently acquired subsidiaries, in combination with certain strategic alliance partnerships, enable us to provide a unique and integrated core suite of service capabilities that will be attractive to governmental enterprises and corporations increasingly confronted with the need to establish functional business practices in compliance with regulatory standards regarding the integrity and security of their information and information systems.

ENTELAGENT - We believe e-mail is the primary corporate communication vehicle through which the vast majority of sensitive data is shared. Entelagent provides flexible and scalable real-time content-aware monitoring and pre- and post-event review of email messages and their attachments as well as infrastructure for knowledge management of archived email messages and attachments in all media.

Entelagent's email content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. Entelagent's email management solution works in full compliance with regulatory and legislative drivers including SEC and HIPAA mandates. Entelagent's enterprise-wide email management solution empowers organizations to reduce or eliminate costly risks, efficiently manage incidents, and increase employee productivity. We believe the solution also provides Human Resource departments the tools needed to reduce and eliminate potentially significant and costly risks related to e-mail abuse through racist, sexist or otherwise inappropriate email.

Entelagent's clientele consist of banking and financial service organizations including Goldman Sachs, JPMorgan Chase / BrownCo and Edward Jones, among others.

We completed the acquisition of Entelagent on March 30, 2005.

LUCIDLINE  -LucidLine  is a provider of bundled and branded high speed  Internet
access  and  synchronized  remote  data  back-up,   retrieval,  and  restoration
services.

LucidLine leverages fiber optics and data replication technologies to provide secure robust off-site data backup, recovery, restoration, and retrieval services coupled with high-speed data communication turnkey solutions. LucidLine's secure and scalable high speed data communication solutions facilitate seamless instantaneous backup of mission critical business data and enable immediate access to data and real time restoration of critical business functionality in the event of a crisis or disaster.

LucidLine couples its professional data back-up, retrieval, and restoration services with a comprehensive Risk and Vulnerability Assessment (RAVA) evaluation service. This service provides security and business impact assessments, which evaluate an organization's compliance with both Homeland Security and NTSA standards.

LucidLine has established a number of contractual  relationships  with financial services, healthcare and commercial entities. Additionally, it is pursuing contractual relationships with financial services, healthcare, public transportation and other governmental entities.

We completed the acquisition of LucidLine, Inc. on February 25, 2005.

CSSI/NETDELIVERY - Complete Security Solutions, Inc. (CSSI) owns NETdelivery, a provider of information technology products and services that help law enforcement agencies and the justice community operate more efficiently. We believe NETdelivery is the first company in the United States to create software that supports real-time secure collection, delivery and sharing of field-based report information for public safety agencies.

Based on the latest electronic forms technology, NETdelivery's proven solutions give law enforcement and other justice agencies real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system.

NETdelivery addresses the urgency of Homeland Security initiatives by enforcing data transfer standards such as Justice XML, to facilitate real time data collection and information sharing between disparate agencies in a timely and accurate fashion. In an effort to promote the U.S. Department of Justice's efforts to support and drive information sharing between criminal justice and public safety entities, NETdelivery is working with the Syracuse Police department and the National Law Enforcement and Corrections Technology Center (NLECTC) to develop one of the first functional process automation solutions based on the Justice XML standard.

Current clients include the City of Syracuse, NY; the Colorado Bureau of Investigation; Douglas County Sheriffs Dept. (Colorado); the Colorado AMBER Alert System; and the University of Colorado Police Dept., among others.

We completed the acquisition of CSSI/NET Delivery on February 25, 2005.

PATRON'S STRATEGIC ALLIANCE PARTNERSHIPS

Under the provisions of the following strategic alliance partnerships, our Company, Community Research Associates and TrustWave Corporation will leverage their respective proprietary product and service offerings to major private and public sector entities, together with their related advisory capabilities, to cross-sell and together, provide a combined and comprehensive homeland security and related compliance solution set.

COMMUNITY RESEARCH ASSOCIATES, INC. - We believe Community Research Associates, Inc. ("CRA") is the leading firm in the United States dedicated to the provision of terrorism related prevention and response planning services, as well as comprehensive emergency management services, to federal, state and local governmental agencies and commercial enterprises worldwide.

CRA has worked with nearly 2,700 public agencies and private organizations in the United States and its territories and with several foreign countries. CRA has also trained 90,000 terrorism prevention "first responders." As a leading authority on special events with national security implications, CRA's advisory services have been integral to preparations for the Salt Lake City Olympic Winter Games, the 2004 "G8" Summit, and both the 2004 Democratic and Republican National Conventions. CRA's major customers include the United States Department of Homeland Security, the United States Department of Justice, the United States Department of Defense, the American Bar Association, the American Medical Association, and the Community Policing Consortium.

TRUSTWAVE CORPORATION - TrustWave Corporation ("TrustWave"), who we believe is a leader in vulnerability and network compliance, delivers proven solutions and services to the credit card and financial services industry, Fortune 1000 companies and government organizations. TrustWave's solutions bring together the critical components of Information Assurance (Standards and Policy, Assessment and Solutions Deployment/Remediation, Ongoing Monitoring, Compliance and Audit Reporting) into a single, easy-to-use, web-based solution allowing organizations to directly measure their compliance to regulations such as HIPAA, FISMA and the Gramm-Leach-Bliley Act, industry standards, or to customize the service to suit their internally developed security standards.

TrustWave's principals have over 90 years of combined experience in Information Technology and security solution implementation for the United States Department of Defense (DOD), National Security Agency (NSA), United States Secret Service (Department of Homeland Security), and the United States Department of Justice. TrustWave was the first company to receive the NSA's rating to conduct Critical Infrastructure Assessments utilizing NSA's INFOSEC Assessment Methodology.

RESEARCH AND DEVELOPMENT

Our business strategy is to acquire carefully selected companies that have developed (or are developing) potentially high profit products with applications in information security for businesses and government institutions. Accordingly, we have not allocated any of our funds to research and development efforts. Our subsidiaries, however, have or have had development initiatives that have led to the commercialization of their products and services.

EMPLOYEES

As of May 20, 2005, we employed approximately 36 full-time and 3 part time principally salaried employees. Our employees are not covered by a collective bargaining agreement. We believe we have a satisfactory relationship with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, we leased a space located at 500 N. Michigan Avenue, Suite 300, Chicago, Illinois 60611, our principal office. We also have an oral understanding in place to reimburse Robert E. Yaw II, our non-executive Chairman of the Board, for certain costs incurred in connection with his use of an office in Bradenton, Florida. We have no, and do not intend to make any, investments in real estate, real estate mortgages or persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

SEC INVESTIGATION - Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act, the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions, the actions of certain of our officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. To date, our legal counsel representing us in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against us, our officers, directors and/or others.

EXISTING LITIGATION AGAINST THE COMPANY. The following actions are currently pending against us:

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against us, Patrick Allin, our former President and Chief Executive Officer, and Robert E. Yaw, our non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of our common stock in reliance upon certain of our press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning our plans to acquire two target companies, TrustWave Corporation (whose successor entity is currently one of our strategic partners) and Entelagent Software Corp. (one of our subsidiaries), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by us or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. We have opposed Mr. Allin's request. The issue has been fully briefed but the Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. We believe Sherleigh's claims are without merit and intend to continue to defend against them through trial, if necessary.

Cook Associates, Inc. ("Cook Associates") filed a complaint against us in the Circuit Court of Cook County, Illinois, on October 7, 2004, alleging breach of contract. Cook Associates alleges that we contracted with Cook Associates to provide certain executive search services and advice regarding potential mergers and acquisitions pursuant to Cook Associates' standard fees policy to which we allegedly agreed. Cook Associates maintains that it provided those services to us and is seeking approximately $528,081 in damages. We believe we have valid defenses to the claims. Nonetheless, we believe it is in our best interests to reach a reasonable resolution to this matter and to avoid costly litigation. Accordingly, we are currently in negotiations with Cook and believe we will reach a reasonable settlement of all claims and potential claims.

In April of 2005, Richard L. Linting ("Linting"), a former President of our Professional Services Group, filed a complaint against us and Robert E. Yaw, II, our non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. We believe we have valid defenses to the claims. Nonetheless, we have been working to settle this claim with Mr. Linting and believe, based on discussions with our legal counsel, Mr. Linting will settle this matter for amounts of cash and stock approximately equal to amounts already accrued on our books as of the date of his termination.

While we believe we have defenses to the claims noted above, notwithstanding the fact that we intend to vigorously defend these actions, there can be no assurance we will be successful in our defense of any of these claims. In the event we are required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on our business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 2002, our stockholders acted by written consent to approve the Redomestication Merger, the appointment of Patrick J. Allin, Brett Newbold and Robert E. Yaw II as directors and the appointment of Grant Thornton, LLP as our independent registered public accounting firm. Additional information regarding the matters approved by written consent on October 23, 2002 is incorporated herein by reference to our Definitive Schedule 14C Information Statement, filed with the Securities & Exchange Commission on March 7, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is currently quoted on the Pink Sheets (the "Pink Sheets") under the symbol "PTRS" and formerly traded on the Over the Counter Bulletin Board ("OTCBB") until May 21, 2004. The following table lists the high and low per share closing sales prices for the common stock as reported by the OTCBB or Pink Sheets, as applicable, for the periods indicated:


2004:                                                    HIGH         LOW
-----                                                   -----       -----
First Quarter......................................     $1.30       $0.11
Second Quarter ....................................      1.46        0.37
Third Quarter......................................      1.16        0.69
Fourth Quarter.....................................      1.17        0.69

2003:
-----
First Quarter......................................     $3.44       $0.81
Second Quarter ....................................      3.65        0.81
Third Quarter......................................      1.16        0.45
Fourth Quarter.....................................      0.91        0.07

2002:
-----
First Quarter......................................     $5.75       $3.93
Second Quarter ....................................      6.80        4.25
Third Quarter......................................      7.00        0.90
Fourth Quarter.....................................      5.00        1.28

These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotations Bureau OTC Market Report.

As of December 31, 2004 there were approximately 32 holders of record of the common stock. However, we believe that the number of beneficial owners is in excess of 500, because a large portion of the common stock is held of record through brokerage firms in "street name."

DIVIDEND POLICY

Holders of our common stock are entitled to dividends when and if declared by the board of directors out of funds legally available. We have not declared or paid any dividends on our common stock since inception and do not anticipate the declaration or payment of cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

RECENT SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been issued by us during the last three fiscal years:

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
   July 2002           4,000,000/Common Stock               None              Jeff Spanier        $0.00(1)
 October 2002          25,000,000/Common Stock              None         Stockholders of Patron   $0.00(2)
                                                                             Systems, Inc.
 October 2002          2,201,688/Common Stock               None        Stockholders of Holdings  $0.00(3)
 November 2002          300,000/Common Stock                None        Stronghold & Associates   $0.00(4)

----------
(1) Mr. Spanier did not tender any consideration for his shares but rather the board of directors of Patron believed such issuance was necessary to entice him to join the company as its president and sole director. Upon his resignation from Patron, Mr. Spanier returned the 4,000,000 shares that he was issued. As a result of his resignation and at the time immediately preceding the share exchange, CPFS had 2,687,200 issued and outstanding.

(2) On October 11, 2002, we issued 25,400,000 shares of its common stock to the stockholders of Systems in conjunction with the Share Exchange.


(3) On October 11, 2002, we issued 1,801,688 shares of its common stock to its stockholders in conjunction with the Share Exchange.

(4) On November 7, 2002, we issued 300,000 shares of its common stock in consideration for services provided to the Company by Stronghold & Associates.

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
 December 2002         8,823,529/Common Stock               None        Mercatus & Partners Ltd.  $0.00(5)
 January 2003          5,769,231/Common Stock               None        Mercatus & Partners Ltd.  $0.00(6)
  March 2003             37,500/Common Stock                None             TJM Investment       $150,000(7)
                                                                               Management
  March 2003            125,000/Common Stock                None             Eugenia Valdes       $500,000(8)
  March 2003            310,000/Common Stock                None              Paul Harary         $0.00(9)
  March 2003            400,000/Common Stock                None                LLB Ltd.          $0.00(9)
  March 2003            350,000/Common Stock                None            Maria Caporicci       $0.00(9)
  March 2003             90,000/Common Stock                None             Paris McKenzie       $0.00(9)
  March 2003             50,000/Common Stock                None             DGC Ltd., Inc.       $0.00(9)
  March 2003           1,000,000/Common Stock               None         Sherleigh Associates,    $2,000,000(10)
                                                                                 Inc.
                                                                         Profit Sharing Plan
  April 2003            125,000/Common Stock                None           Robert O'Neel III      $250,000(11)
  March 2004            324,324/Common Stock                None             Anne F Bivona        $100,000(12)
  March 2004            390,500/Common Stock                None            Victor Schwartz       $100,000(13)

----------
(5) On December 12, 2002, we entered into a loan agreement with Mercatus & Partners Ltd., a financing group ("Mercatus"), for a collateralized loan for $3,000,000. As collateral for this loan, we placed in escrow 8,823,529 shares of common stock. On January 3, 2003, we entered into another loan agreement with Mercatus for a collateralized loan of $1,500,000. For failure to provide funding pursuant to the terms of the collateral loan agreement and promissory note and for breach of contract, we sent notification to Mercatus in March 2003 terminating the agreements. On October 28, 2004, the shares were cancelled and retired by the transfer agent of the company in accordance with a letter from Mercatus' attorney stating that the certificates were lost and unrecoverable.

(6) On January 3, 2003, we entered into another loan agreement with Mercatus for a collateralized loan of $1,500,000. As collateral for this loan, we placed in escrow 5,769,231 shares of common stock. For failure to provide funding pursuant to the terms of the collateral loan agreement and promissory note and for breach of contract, the Company sent notification to Mercatus in March 2003 terminating the agreements. On October 28, 2004, the shares were cancelled and retired by our transfer agent in accordance with a letter from Mercatus' attorney stating that the certificates were lost and unrecoverable.

(7) On March 31, 2003, we issued 37,500 shares of its common stock to TJM Investment Management in a Private Placement transaction.

(8) On March 31, 2003, we issued 125,000 shares of its common stock to Eugenia Valdes in a Private Placement transaction.

(9) On March 13, 2003, we replaced the shares to the five stockholders who pledged shares under the Accommodation Agreements for a total of 1,200,000 shares of Patron common stock. The five stockholders are Paul Harary, LLB Ltd., Maria Caporicci, Paris McKenzie and DGC Ltd., Inc.

(10) On March 20 and March 31, 2003, we issued an aggregate of 1,000,000 shares each of its common stock to Sherleigh Associates, Inc. Profit Sharing Plan in Private Placement transactions of 500,000 shares each.

(11) On April 4, 2003, we issued 125,000 shares of its common stock to Robert O'Neel III in a Private Placement transaction.

(12) In March of 2004, we received $100,000 in a Private Placement transaction from John V. Bivona. These shares were later issued to Anne
         F. Bivona, at Mr. Bivona's direction, on May 21, 2004 in favor of this transaction.

(13) In March of 2004, we received $100,000 in a Private Placement transaction from Victor Schwartz. These shares were later issued to Mr. Schwartz on May 21, 2004 in favor of this transaction.

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
 August 2004             50,000/Common Stock                None             Carmine Fiore        $50,000(14)
 August 2004            150,000/Common Stock                None             Seabatical LLC       $150,000(15)
 August 2004             50,000/Common Stock                None           Charles F. Rimicci     $50,000(16)
 August 2004             50,000/Common Stock                None             John V. Bivona       $50,000(17)
 August 2004             50,000/Common Stock                None            Mark Morgenstern      $50,000(18)
 August 2004             35,000/Common Stock                None            Alvin I. Siegel       $35,000(19)
 August 2004             15,000/Common Stock                None             Michael Wirth        $15,000(20)
    August/             100,000/Common Stock                None            Victor Schwartz       $100,000(21)
September 2004
September 2004           40,000/Common Stock                None             Alvin I Siegel       $0.00(22)
September 2004          200,000/Common Stock                None             Joseph K Lemel       $0.00(23)
 December 2004          500,000/Common Stock                None            Frank G. Mazzola      $0.00(24)
 February 2005         4,400,000/Common Stock               None            Stockholders of       $0.00(25)
                                                                            LucidLine, Inc.
 February 2005         7,500,000/Common Stock               None            Stockholders of       $0.00(26)
                                                                           Complete Security
                                                                            Solutions, Inc.

----------
(14) On August 24, 2004, we received $50,000 in a Private Placement transaction from Carmine Fiore. These shares were later issued to Mr. Fiore on December 14, 2004 in favor of this transaction.

(15) On August 24, 2004, we received $150,000 in a Private Placement transaction from Seabatical LLC. These shares were later issued to Seabatical LLC on December 14, 2004 in favor of this transaction.

(16) On August 24, 2004, we received $50,000 in a Private Placement transaction from Charles F. Rimicci. These shares were later issued to Mr. Rimicci on December 14, 2004 in favor of this transaction.

(17) On August 24, 2004, we received $50,000 in a Private Placement transaction from John V Bivona. These shares were later issued to Mr. Bivona on December 14, 2004 in favor of this transaction.

(18) On August 30, 2004, we received $50,000 in a Private Placement transaction from Mark Morgenstern. These shares were later issued to Mr. Morgenstern on December 14, 2004 in favor of this transaction.

(19) On August 25, 2004, we received $50,000 in a Private Placement transaction from Arthur Wirth. Under the direction of Mr. Wirth, we later issued these shares, on December 14 and 15, 2004, respectively, to Alvin I Siegel and Michael Wirth.

(20)     See footnote 19.

(21) On August 25 and September 14, 2004, we received an aggregate of $100,000 in Private Placement transactions from Victor Schwartz. These shares were later issued to Mr. Schwartz on December 14, 2004 in favor of this transaction.

(22) On September 13, 2004, we issued 40,000 shares of common stock in consideration for services provided to we by Alvin I Siegel.

(23) On September 13, 2004, we issued 200,000 shares of common stock in consideration for services provided to us by Joseph K Lemel.

(24) On December 14, 2004, we issued 500,000 shares of common stock in consideration for services provided to us by Frank G Mazzola. We have deferred the cost of these services over the duration of the contract, which began on March 24, 2004. Please refer to the notes to the financial statements for additional details.

(25) On February 25, 2005, we agreed to issue 4,400,000 shares of common stock to the stockholders of our subsidiary, LucidLine, Inc. in consideration of our merger with LucidLine, Inc.

(26) On February 25, 2005, we agreed to issue 7,500,000 shares of common stock to the stockholders of Complete Security Solutions, Inc. in consideration of our merger with Complete Security Solutions, Inc.

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------

 March 2005            3,000,000/Common Stock               None           Stockholders of        $0.00(27)
                                                                          Entelagent Software
                                                                                 Corp.
 April 2005            1,000,000/Common Stock               None            Frank G. Mazzola      $0.00(28)
  May 2005              890,500/Common Stock                None         FIBA Consultants Ltd.    $0.00(29)

The following unregistered derivative securities (options and warrants) have been issued by us during the last three fiscal years:

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
   May 2002            1,000,000/Stock Option               None           Richard L. Linting     $0.00(30)
  July 2002             200,000/Stock Option                None              Ryan E. Kirch       $0.00(31)
 October 2002          1,550,000/Stock Option               None           J. William Hammon      $0.00(32)
 October 2002           350,000/Stock Option                None             Maris J. Licis       $0.00(33)
 October 2002           400,000/Stock Option                None           Cook & Associates      $0.00(34)
 October 2002           375,000/Stock Option                None               Jane Flood         $0.00(35)
 October 2002           125,000/Stock Option                None             Patricia Rossi       $0.00(36)
 October 2002              15,000/Warrant                   None           Gregory Orlandella     $0.00(37)

----------
(27) On March 30, 2005, we agreed to issue 3,000,000 shares of common stock to the stockholders of Entelagent Software Corp. in consideration of our merger with Entelagent Software Corp.

(28) On April 20, 2005 we issued 1,000,000 shares of common stock in consideration for services provided to us by Frank G Mazzola. We have deferred the cost of these services over the duration of the concurrent contracts, which began on June 4 and August 8, 2004, respectively. Please refer to the financial statements for additional details.

(29) On May 16, 2005, we issued 890,500 shares of common stock in consideration for services provided to us by FIBA Consultants Ltd.

(30) On May 1, 2002, we granted an option to purchase 1,000,000 shares of our common stock to Richard L. Linting at an exercise price of $0.01 per share with a quarterly vesting period of three years.

(31) On July 31, 2002, we granted an option to purchase 200,000 shares of our common stock to Ryan E Kirch at an exercise price of $0.01 per share with a quarterly vesting period of three years.

(32) On October 9, 2002, we granted an option to purchase 1,550,000 shares of our common stock to J. William Hammon at an exercise price of $0.60 per share with a quarterly vesting period of two years.

(33) On October 9, 2002, we granted an option to purchase 350,000 shares of our common stock to Maris J Licis at an exercise price of $0.60 per share with a quarterly vesting period of two years.

(34) On October 9, 2002, we granted an option to purchase 400,000 shares of our common stock to Cook & Associates at an exercise price of $0.60 per share with a quarterly vesting period of two years.

(35) On October 9, 2002, we granted an option to purchase 375,000 shares of our common stock to Jane Flood at an exercise price of $0.60 per share with a quarterly vesting period of two years.

(36) On October 9, 2002, we granted an option to purchase 125,000 shares of our common stock to Patricia Rossi at an exercise price of $0.60 per share with a quarterly vesting period of two years.

(37) On October 11, 2002, we granted a warrant to purchase 15,000 shares of our common stock at a price of $1.70 per share to Gregory Orlandella.

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
 November 2002          175,000/Stock Option                None             Derek Buchanan       $0.00(38)
 November 2002          100,000/Stock Option                None              Anthony Lee         $0.00(39)
 November 2002           37,500/Stock Option                None               Mike Evans         $0.00(40)
 November 2002           50,000/Stock Option                None             Olwen Matthews       $0.00(41)
 November 2002           75,000/Stock Option                None           Christian Simpson      $0.00(42)
 November 2002          150,000/Stock Option                None              Stephen Hall        $0.00(43)
 November 2002           37,500/Stock Option                None            Andrea Shellard       $0.00(44)
 November 2002          175,000/Stock Option                None            Gregory Galstaun      $0.00(45)
 December 2002          400,000/Stock Option                None         Marie Meisenbach Graul   $0.00(46)
 January 2003           200,000/Stock Option                None           Warren K. K. Luke      $0.00(47)
 January 2003           200,000/Stock Option                None            Richard G. Beggs      $0.00(48)
  March 2003            200,000/Stock Option                None           Anthony J. Carbone     $0.00(49)

----------
(38) On November 1, 2002, we granted an option to purchase 175,000 shares of our common stock to Derek Buchanan at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(39) On November 1, 2002, we granted an option to purchase 100,000 shares of our common stock to Anthony Lee at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(40) On November 1, 2002, we granted an option to purchase 37,500 shares of our common stock to Mike Evans at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(41) On November 1, 2002, we granted an option to purchase 50,000 shares of our common stock to Olwen Matthews at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(42) On November 1, 2002, we granted an option to purchase 75,000 shares of our common stock to Christian Simpson at an exercise price of $4.00 per share with a quarterly vesting period of three years. This option was later cancelled in December of 2004 under mutual agreement for cash.

(43) On November 1, 2002, we granted an option to purchase 150,000 shares of our common stock to Stephen Hall at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(44) On November 1, 2002, we granted an option to purchase 37,500 shares of our common stock to Andrea Shellard at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(45) On November 1, 2002, we granted an option to purchase 175,000 shares of our common stock to Gregory Galstaun at an exercise price of $4.00 per share with a quarterly vesting period of three years.

(46) On December 6, 2002, we granted an option to purchase 400,000 shares of our common stock to Maris Meisenbach Graul at an exercise price of $2.05 per share with a quarterly vesting period of three years.

(47) On January 15, 2003, we granted an option to purchase 200,000 shares of our common stock to Warren K. K. Luke at an exercise price of $2.55 per share, vesting annually for a period three years. This option was granted as part of Mr. Luke serving as a member of the Board of Directors. The option terminated upon Mr. Luke's resignation from the Board of Directors.

(48) On January 15, 2003, we granted an option to purchase 200,000 shares of our common stock to Richard G. Beggs at an exercise price of $2.55 per share, vesting annually for a period three years. This option was granted as part of Mr. Beggs serving as a member of the Board of Directors. The option terminated upon Mr. Beggs' resignation from the Board of Directors.

(49) On March 11, 2003, we granted an option to purchase 200,000 shares of our common stock to Anthony J. Carbone at an exercise price of $3.00 per share, vesting annually for a period three years. This option was granted as part of Mr. Carbone serving as a member of the Board of Directors. The option terminated upon Mr. Carbone's resignation from the Board of Directors.

                                                          NAME OF          NAME OR CLASS OF
                   TITLE AND AMOUNT OF SECURITIES        PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES            RECEIVED
-------------   ------------------------------------     -----------     --------------------     -------------
 December 2004          250,000/Stock Option                None             Maris J. Licis       $0.00(50)
 December 2004          250,000/Stock Option                None              Ryan E Kirch        $0.00(51)
 December 2004          500,000/Stock Option                None          Michael W. Davidson     $0.00(52)
 December 2004          500,000/Stock Option                None            Bruce M. Lawlor       $0.00(53)
 December 2004          500,000/Stock Option                None            Donald O. Clark       $0.00(54)

The above unregistered securities were or will be issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis present the factors that had a material effect on our results of operations during the period from Inception (April 20, 2002) to December 31, 2004.

OVERVIEW

We are a development stage information security and homeland security services company providing security services and technology products to global enterprises, federal, state and local governments. From our inception through December 31, 2004, we have principally been engaged in developing our business plan, raising capital, identifying merger and acquisition candidates and negotiating merger and acquisition transactions that we close during the first quarter of 2005.

We accumulated a deficit during our development stage of $39,941,876, principally consisting of expenses related to our formation, assembling our management team, retaining consulting services, raising capital and seeking out and negotiating acquisitions consistent with our business plan.

Our cumulative net loss since inception includes aggregate special charges of $32,424,056 consisting of:

         o The write-off of advances to TrustWave Corp. in the amount of $2,350,183 during the year ended December 31, 2003 as a result of the termination of our proposed acquisition of that business.

         o The write-off of deferred acquisition costs in the amount of $248,736 during the year ended December 31, 2003 as a result of the termination our proposed acquisition of TrustWave Corp.

         o Fair Value of 3,150,000 shares of common stock to be issued as a penalty under registration rights obligations in the aggregate amount of $2,541,900, including $1,434,900 and $1,107,000 recorded during the years ended December 31, 2004 and 2003, respectively.

         o A litigation loss associated with the settlement agreement with Patrick J. Allin, our former Vice Chairman and CEO amounting to $438,667, recorded during the quarter ended March 31, 2004.

----------
(50) On December 2, 2004, we granted an option to purchase 250,000 shares of our common stock to Maris J Licis at an exercise price of $0.93 per share, vesting immediately.

(51) On December 2, 2004, we granted an option to purchase 250,000 shares of our common stock to Ryan E Kirch at an exercise price of $0.93 per share, vesting immediately.

(52) On December 31, 2004, we granted an option to purchase 500,000 shares of our common stock to Michael W. Davidson in connection with his Advisory Services Agreement at an exercise price of $0.25 per share The options vest quarterly over one year beginning March 31, 2005.

(53) On December 31, 2004, we granted an option to purchase 500,000 shares of our common stock to Bruce M. Lawlor in connection with his Advisory Services Agreement at an exercise price of $0.25 per share The options vest quarterly over one year beginning March 31, 2005.

(54) On December 31, 2004, we granted an option to purchase 500,000 shares of our common stock to Donald O. Clark in connection with his Advisory Services Agreement at an exercise price of $0.25 per share The options vest quarterly over one year beginning March 31, 2005.

         o Fair Value of 1,200,000 shares of common stock issued under a stock pledge arrangement in a debt financing transaction not consummated in the aggregate amount of $3,258,000, including $2,210,272 and $1,047,728 recorded during the year ended December 31, 2003 and for the period of April 30, 2002 (Inception) through December 31, 2002, respectively.

         o Fair value of stock options issued to non-employees for services in the aggregate amount of $4,676,000 during the period of April 30, 2002 (Inception) through December 31, 2002.

         o        Fair  value of  8,215,000  shares  of common  stock  issued to non-employees for services in the aggregate amount of $12,514,317 including $767,568, $7,560,000, and $4,186,750 recorded during the years ended December 31, 2004 and 2003 and for the period from April 30, 2002 (Inception) through December 31, 2002, respectively.

         o An aggregate of $4,248,253 in charges associated the Share Exchange including cash of $285,215 and the fair value of 2,201,688 shares of common stock that we issued to certain transaction advisors in the amounting to $3,963,038.

         o Intrinsic value of 1,200,000 stock options, issued to employees in May and July of 2002, at the time of the Share Exchange in October 2002 amounting to $2,148,000, which had a nominal exercise price at the date of grant and are subject to the SEC's "Cheap Stock" rules.


CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

We are a development stage enterprise. Accordingly, we present our cumulative statements of operations, cash flows and changes in stockholders' deficiency for the period from April 30, 2002 (Inception) to December 31, 2004 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

ACQUISITION COSTS

We have incurred certain expenses, principally legal fees, in connection with acquisitions pending as of December 31, 2004 that are capitalized and deferred pending the completion of each acquisition. Upon closing, such costs will be included in the purchase price of each respective target company and allocated to the assets received and obligations assumed. In the event a pending acquisition does not occur, such costs will be expensed at that time.

START UP COSTS

We expensed costs incurred in connection our formation and related start up activities and classified these costs as general and administrative expenses in the accompanying financial statements.

INCOME TAXES

We account for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred taxes arise from temporary differences primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards. We record valuation allowances for deferred tax assets when circumstances indicate it is more likely than not that we will not realize the benefit of deferred tax assets.

STOCK OPTION PLANS

As permitted under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation," we have elected to continue to follow the intrinsic value method in accounting for our stock-based compensation arrangements as defined by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

NON-EMPLOYEE STOCK BASED COMPENSATION

We record the cost of stock based compensation awards that we have issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period of the fiscal year that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have material effect on our financial statements.

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on our financial statements.

None of these pronouncements had or are expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

For the fiscal year ended December 31, 2004, we generated a net loss of $4,665,451 including $4,610,101 from operations. Included in this loss are general and administrative expenses in the aggregate amount of $1,923,752, a charge for the fair value of 1,800,000 shares of common stock to be issued as a penalty under a certain registration rights obligation in the amount of $1,434,900, losses associated with the settlement agreement with Mr. Allin in the amount of $438,667, and the fair value of 840,000 shares of common stock issued to non-employees for services in the amount of $767,567.

The most significant components of our general and administrative expenses include salaries of $669,233, professional fees of $786,671 and reimbursable expenses of $239,164. In September 2004, we entered into a Relationship Management Agreement with Dr. Afi Hasan, one of the selling stockholders of LucidLine, in the amount of $350,000. This amount was later reduced to $200,000 on June 6, 2005.

The charge for the fair value of common shares we issued to certain stockholders who provided their registered shares as collateral pursuant to an Accommodation Agreement was recorded as follows; $255,000 during the quarter ended March 31, 2004, $340,200 during the quarter ended June 30, 2004, $445,200 during the ended September 30, 2004 and $394,500 during the fourth quarter of 2004.

Other income and expense for the fiscal year ended December 31, 2004 includes non-cash interest income in the amount of $77,000 and interest expense amounting to $132,352.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

For the fiscal year ended December 31, 2003, we generated a net loss of $16,519,564 including $16,540,369 from operations. Included in this loss are general and administrative expenses totaling $2,939,178, plus special charges in the aggregate amount of $13,601,191. Our special charges include the write-off of working capital advances to TrustWave Corp. in the amount of $2,350,183 and deferred acquisition costs in the amount of $248,736 that we recorded during the quarter ended June 30, 2003 as a result of terminating our proposed acquisition of TrustWave. Our special charges also include the fair value of 1,350,000 shares of common stock to be issued as a penalty under certain registration rights obligations in the amount of $1,107,000, the fair value of common stock issued under a stock pledge arrangement in a debt financing transaction not consummated in the amount of $2,210,272 during the quarter ended march 31, 2003 and the fair value of 2,250,000 shares of common stock issued to non-employees for services in the amount of $7,560,000 that we recorded during the quarter ended June 30, 2003. Special charges also include $125,000 in fees that we paid to certain former stockholders of CPS in connection with the Share Exchange.

The charge for the fair value of common stock to be issued as a penalty under the registration rights obligations pursuant to an Accommodation Agreement was recorded as follows; $675,000 during the quarter ended June 30, 2003 $322,500 during the ended September 30, 2003 and $109,500 during the fourth quarter of 2003.

The most significant components of general and administrative expenses include salaries in the amount of $1,687,668 and professional fees in the amount of $888,950.

Other income and expense for the fiscal year ended December 31, 2003 includes non-cash interest income in the amount of $153,653 and interest expense amounting to $120,996.

RESULTS OF OPERATIONS FROM APRIL 30, 2002 (INCEPTION) TO DECEMBER 31, 2002

For the period from April 30, 2002 (Inception) to December 31, 2002, we generated a net loss of $18,756,861, which includes a loss from operations of $18,759,683. Included in this loss are general and administrative expenses totaling $2,623,167 plus special charges in the aggregate amount of $12,536,516. Our special charges include the fair value of 950,000 shares of common stock issued under a stock pledge arrangement in a debt financing transaction not consummated in the amount of $1,047,728, the fair value of stock options issued to non-employees for services in the aggregate amount of $4,676,000, the intrinsic value of 1,200,000 stock options issued to employees prior to the Share Exchange and subject to the SEC's "Cheap Stock" rules in the amount of $2,148,000, the fair value of 2,425,000 shares of common stock issued to non-employees for services in the amount of $4,186,750 and the fair value of 2,201,688 shares of common stock issued to certain transaction advisors in the share exchange amounting to $3,963,038.

The most significant components of general and administrative expense are accrued salaries of $916,240, professional fees of $1,057,639 and reimbursable expenses of $714,561.

Other income and expense for the period from April 30, 2002 (Inception) December 31, 2002 includes $59 of foreign currency transaction losses and interest income of $2,822.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $4,665,451 for the year ended December 31, 2004, which includes $1,434,900 of non-cash charges for the fair value of common stock we issued as penalties under certain registration rights agreements and $767,567 of common stock issued in lieu of cash for services. In addition, we used net cash flows in our operating activities of $1,381,599 during the year ended December 31, 2004. Our working capital deficiency at December 31, 2004 amounts to $6,965,285 and we are continuing to experience shortages in working capital. We are also involved in substantial litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants (see Legal Proceedings). We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on Company. These matters raise substantial doubt about our ability to continue as a going concern.

We have raised $6,692,196 in various financing transactions from April 30, 2002 (Inception) through December 31, 2004, which includes $982,712 of cash advances we received from stockholders. We also received $1,442,174 in additional net funds principally in the form of exchanges with certain officers and stockholders who financed our operating expenses of $789,174 and $653,000 in advances from CSSI/NETdelivery. We used $3,615,577 of these proceeds to fund our development stage operations, $2,723,154 to fund working capital advances to prospective acquiree businesses and $307,564 to cover costs that we incurred in connection with our acquisitions of Entelagent, CSSI/NETdelivery and LucidLine. Subsequent to December 31, 2004 we raised approximately $7,693,000 in additional gross funds in three capital financing transactions. Net proceeds from these transaction amounted to $6,967,840, $1,588,000 of which was used to fund cash consideration for the merger with Entelagent Software Corp. and LucidLine, Inc.

We expect to continue incurring losses for the foreseeable future and cannot provide any assurance as to when, if ever, we will become a profitable enterprise due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to raise the additional capital we need to sustain our operations (while we continue our efforts to execute our business plan) and favorably settle our outstanding legal contingencies. We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. We are also attempting to reach settlements with litigation plaintiffs and resolve our investigation with the SEC in a manner that will not have a material adverse affect on our business. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan.

PROPOSED ACQUISITION OF TRUSTWAVE CORP. NOT CONSUMMATED

On November 23, 2002, Systems, TWC Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of Systems ("TrustWave Mergerco"), and TrustWave Corp., a Maryland corporation, entered into an Agreement and Plan of Merger, as subsequently amended (the "TrustWave Merger Agreement"), whereby TrustWave Corp. would have merged with and into TrustWave Mergerco with TrustWave Mergerco surviving as a wholly owned subsidiary of Systems (the "TrustWave Merger"). In connection with the TrustWave Merger, shareholders of TrustWave Corp. would have received, in the aggregate: (1) $20,000,000 in cash, 50 percent of which would have been paid at the closing of the TrustWave Merger and 50 percent of which would have been paid not later than three months after the closing of the TrustWave Merger; and (2) approximately 8,850,000 shares of the common stock of Systems, subject to a one-time increase of up to 100 percent in the event that the shares of the common stock of Systems failed to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. In addition, Systems would have been required to issue approximately 2,150,000 stock options to then current TrustWave Corp. option holders.

The TrustWave Merger had been approved by the Boards of Directors of Systems, TrustWave Mergerco and TrustWave Corp. The TrustWave Merger was intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave Corp. would have executive employment agreements with Systems.

In connection with this transaction, Systems was required to provide pre-closing working capital financing to TrustWave Corp. Advances under such notes bear interest at 10 percent per annum and are repayable on demand. Total outstanding advances under such notes at June 30, 2003, were $2,240,000 plus $110,183 in accrued interest.

In July of 2003, each of us and TrustWave Corp. terminated the TrustWave Merger Agreement. Accordingly, management deemed these amounts uncollectible and Patron wrote down the working capital advances and associated accrued interest due from TrustWave Corp., totaling $2,350,183.

On February 28, 2005, we announced we had entered into a Strategic Alliance Partnership with TrustWave Corp. ("TrustWave"). Under the terms of the partnership, both companies agreed to hold harmless the other from any legal obligations arising from the terminated TrustWave Merger Agreement, including the working capital advances by Systems to TrustWave Corp. The parties also agreed that Patron would become a reseller of TrustWave's professional services.

DEMAND NOTES

Through December 31, 2004, we borrowed an aggregate amount of $695,000 from four unrelated parties. Three of the notes representing this debt are demand notes with interest at rates of 10% per annum and remain outstanding at December 31, 2004. The other note was repaid in April of 2003 in the amount $25,000 plus accrued interest of approximately $2,050.

Interest expense on these notes amounted to $2,042, $58,062 and $69,500 during 2002, 2003 and 2004, respectively.

CONVERTIBLE NOTES

In 2002, we borrowed an aggregate amount of $145,000 from four unrelated third parties. The notes accrued interest at 8 percent and were convertible into shares of our common stock with the contractual conversion price equal to the underlying fair market value at the date upon which the conversion privilege is exercised. Interest expense on these notes amounted to amounted to $11,600 as of December 31, 2004.

The convertible note holders converted their notes and accrued interest to an aggregate of 201,648 shares of stock on December 28, 2004 at the fair market value price of $0.7766 per share, based on the three-day trailing average closing price of our common stock ($0.75, $0.79, and $0.79).

ADVANCES FROM PROSPECTIVE ACQUIREE BUSINESSES

In 2004, we received an aggregate of $653,000 as cash advances from Complete Security Solutions, Inc., its current subsidiary, to pay certain legal fees and reimburse operating expenses incurred by officers. The amount was advanced without terms and will be eliminated on our books as of the date the merger with Complete Security Solutions, Inc., February 28, 2005.

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain of our stockholders and officers have incurred operating expenses totaling approximately $1,483,980 on our behalf. Such expenses have been recorded in the accompanying financial statements with a corresponding obligation to reimburse the stockholder/officer. Included in such expenses is approximately $13,090 of expenses incurred by our founders prior to incorporation for which we have agreed to reimburse the founders. As of December 31, 2004, approximately $913,306 has been reimbursed to the stockholders/officers in the aggregate.

The following table summarizes the operating expenses incurred and amounts repaid to officers and stockholders since April 30, 2002.

                                      EXPENSES
         REPORTING                    PAID BY          AMOUNTS
          PERIOD                      OFFICERS          REPAID          BALANCE
------------------------------       ---------        ---------        ---------

December 31, 2002 (Restated) .       $ 487,921        $ (18,000)       $ 469,921
------------------------------       ---------        ---------        ---------

December 31, 2003 ............         540,032         (456,628)         553,325
------------------------------       ---------        ---------        ---------

December 31, 2004 ............       $ 456,027        $(438,678)       $ 570,674
                                                                       =========


In 2002, Patrick J. Allin, our then Chief Executive Officer, authorized the Company to reimburse its non-executive Chairman of the Board in the amount of $9,500 for recurring office expenses through June of 2003 and $15,000 per month through May of 2005. The aggregate office expense in 2003 and 2004 amounted to $147,000 and $180,000, respectively.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Throughout its operating history, former officers (during the terms of their employment), current officers and certain our stockholders, have provided financing to us for working capital needs. In many cases, these individuals made payments directly to third parties to assist us with covering its operating expenses during times that its liquidity was constrained. These loans and advances amounted to $636,530, $636,530, and $655,212 at December 31, 2002, 2003
and 2004, respectively. These loans were originally made with contractual interest rates of 10% per annum and are due on demand. Accrued interest on these notes amounted to $23,830, $84,714 and $147,565 at December 31, 2002, 2003 and
2004, respectively.

In June of 2002, certain executive officers and directors provided funds to us for working capital advances to TrustWave Corp. totaling $40,000. On June 13, 2002, Robert E. Yaw II, non-executive Chairman of the Board, advanced $20,000 directly to TrustWave Corp. For this amount, we issued a note to Mr. Yaw, payable on demand and accruing interest at rate of 10% per annum. Although we have written off the loans payable by TrustWave, Patron intends to repay the principal and accrued interest under this note.

In July of 2002, certain executive officers, directors and shareholders provided funds to us for additional working capital advances to TrustWave Corp., totaling $300,000. On July 14, 2002, Robert E. Yaw II, non-executive Chairman of the Board and Maris J. Licis, now the our Director of Corporate Development advanced $50,000 and $25,000, respectively, for the benefit of TrustWave Corp. Other former executive officers, directors and shareholders advanced the remaining $225,000. For these amounts, we issued notes, payable on demand and accruing interest at rate of 10% per annum. Although we have written off the loans payable by TrustWave, we intend to repay the principal and accrued interest under this note to this executive officer and director.

ADVANCES FROM STOCKHOLDERS

In April of 2004, a stockholder advanced us $40,012 without interest and repayable on demand.

ACCOMMODATION ARRANGEMENTS AND FINANCING ARRANGEMENT

In November 2002, we entered into a financing arrangement with a third party financial institution (the Lender), pursuant to which we would borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of registered stock from five different stockholders. In connection with this arrangement, we executed a series of Accommodation Agreements with these stockholders wherein each stockholder pledged their shares in return for the right to receive on or before November 17, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares pledged as compensation. We also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

In December 2002, we received approximately $450,000 of proceeds under the note and provided the Lender the pledged shares. Since that date, no additional proceeds were provided by the Lender and repeated attempts were made by us to secure the additional proceeds. We have effectively accounted for Lender's failure to fund the facility and return the pledged shares as a foreclosure on the loan collateral. Accordingly, we recorded a $1,047,728 loss during the year ended December 31, 2002.

On March 13, 2003, we issued 1,200,000 replacement shares with an aggregate fair value of $3,708,000 to the stockholders who pledged their shares under the Accommodation Agreements. Accordingly, we recorded an additional loss of $2,210,272 during the year ended December 31, 2003 for the difference between loss we recorded upon the Lender's foreclosure of the collateral and the aggregate fair value of the replacement shares.

In addition, the Accommodation Agreements provided for us to pay a penalty in the event of our failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, we accrued a penalty of 450,000 shares per quarter, which penalty amounted to $675,000, $322,500 and $109,500 during the quarters ended June 30, September 30, and December 31, 2003 and $255,000, $340,200, $445,200 and $394,500 during the quarters ended March 31, June 30, September 30 and December 31,. 2004. We intend to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue.

SECURED PROMISSORY NOTES

In December 2002, we entered into a collateral loan agreement and promissory note with Mercatus & Partners, Ltd. in the amount of $3 million. On January 3, 2003, we entered into a second promissory note with Mercatus & Partners, Ltd. in the amount of $1.5 million. The $3 million note was collateralized by 8,823,529 shares of restricted common stock, which we placed in a custodial account for the benefit of Mercatus as security for the loan. The $1.5 million note was collateralized by 5,769,231 shares of restricted common stock, which we also placed in a custodial account for the benefit of Mercatus to securitize the loan. Shares associated with the $3 million and the $1.5 million notes have been reflected as shares issued and outstanding and held in escrow in the accompanying consolidated statement of stockholders' deficiency during the year ended December 31, 2002 and the quarter ended March 31, 2003, respectively.

On June 30, 2003, we terminated the collateral loan agreements and promissory notes for failure of Mercatus & Partners, Ltd. to deliver funds. We requested that all collateral shares be returned to our transfer agent for cancellation and retirement, which would have reduced the number of our issued and outstanding shares by 14,592,760 shares. As of June 30, 2003, the shares were removed from the number of issued and outstanding shares.

In the fourth quarter of 2004, we began a formal process to secure the return of the stock certificates underlying the shares placed in escrow to collateralize the above loan. On October 27, 2004, we received notification from the attorneys representing Mercatus & Partners, Ltd. that the stock certificates were lost and unrecoverable. This notification was delivered to our transfer agent, which immediately cancelled and retired the shares.

PRIVATE PLACEMENTS

From April 30, 2002 (Inception) to December 31, 2004, we received proceeds of $3,350,000 from the sale of 2,502,234 shares to unaffiliated investors in private placement transactions. These transactions are summarized below:

---------------- ------------------------------------------------ ----------------- ----------------- ----------------
     DATE                           INVESTOR                      NUMBER OF SHARES  PRICE PER SHARE    CONSIDERATION
                                                                                                         RECEIVED
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/20/2003        Sherleigh Associates, Inc. Profit Sharing Plan            500,000             $2.00       $1,000,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/31/2003        TJM Investment Management                                  37,500             $4.00         $149,985
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/31/2003        Eugenia Valdes                                            125,000             $4.00         $500,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/31/2003        Sherleigh Associates, Inc. Profit Sharing Plan            500,000             $2.00       $1,000,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
4/4/2003         Robert O'Neel III                                         125,000             $2.00         $250,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/9/2004         Anne F Bivona                                             324,324             $0.31         $100,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
3/9/2004         Victor Schwartz                                           390,500             $0.26         $100,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/24/2004        Carmine Fiore                                              50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/24/2004        Seabatical LLC                                            150,000             $1.00         $150,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/24/2004        Charles F. Rimicci                                         50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/24/2004        John V. Bivona                                             50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/25/2004        Alvin I. Siegel                                            35,000             $1.00          $35,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/25/2004        Michael Wirth                                              15,000             $1.00          $15,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------




8/25/2004        Victor Schwartz                                            50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
8/30/2004        Mark Morgenstern                                           50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
9/13/2004        Victor Schwartz                                            50,000             $1.00          $50,000
---------------- ------------------------------------------------ ----------------- ----------------- ----------------
                 TOTAL                                                   2,502,324                         $3,599,985
---------------- ------------------------------------------------ ----------------- ----------------- ----------------


CONSULTING AGREEMENTS

SHARES ISSUED TO CONSULTANTS UNDER FORM S-8

On April 2, 2003, we registered 2,250,000 shares of our common stock on Form S-8. This stock was issued to Rashid Qajar and Paul Harary as compensation for services provided pursuant to consulting agreements entered into on March 31, 2003.

On June 16, 2003 we terminated the agreements and filed a Post-Effective Amendment No. 2 to the Form S-8 Registration Statement to deregister 2,120,000 of those shares. By June 16, 2003, the consultants had already sold 130,000. Our transfer agent continues to carry the deregistered shares on its records in "street name." We intend, therefore, to re-register the 2,120,000 shares of common stock on the registration statement we intend to file in connection with the Interim Bridge Financing I and II described above in "Recent Developments."

FRANK MAZZOLA

Effective March 24, 2004, we entered into a one-year consulting agreement with Frank Mazzola to provide bridge capital, capital market advice, review and selection of investment bankers and capital market principals, and merger and acquisition advice in exchange for 500,000 shares of common stock.

Effective June 4, 2004 and August 8, 2004, we entered into second and third concurrent one-year consulting agreements, respectively, under the same terms as the March 24, 2004 consulting agreement, with Mr. Mazzola. Notwithstanding any provisions under Regulation D, Rule 144, or any registration statement we may file, the consultant has agreed to a lock-up period of one (1) year from the effective date of the consulting agreement, during which the consultant may not sell, transfer, assign, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of or trade any shares of stock issued pursuant to the consulting agreement.

As of December 31, 2004 we issued 500,000 shares of common stock to Mr. Mazzola. In April of 2005, we issued the remaining 1,000,000 shares of common stock to satisfy our commitment under the terms of the three consulting agreements.

The fair value of the shares issued under the three concurrent consulting agreements, in the aggregate, is $1,159,000. Under the terms of each consulting agreement, the stock to be issued to Mr. Mazzola is non-forfeitable. Therefore, we have recorded the fair value of the stock based on the effective dates of the agreements and have amortized the charges over each of the one-year terms.

On March 24, 2004, we recorded $210,000 in deferred compensation for the 500,000 shares to be issued to Mr. Mazzola based on the closing stock price of $0.42. The amortized compensation for the quarter ended March 31, 2004 was $17,500.

On June 4, 2004, we recorded an additional $349,500 in deferred compensation for the 500,000 shares to be issued based on a closing stock price of approximately $0.70 per share. The aggregate amortized stock-based compensation amount at June 30, 2004 was $99,125.

On August 4, 2004, we recorded an additional $599,500 in deferred compensation for the 500,000 shares to be issued to Mr. Mazzola based on the closing stock price of approximately $1.20 on that date. The aggregate amortized stock-based compensation amount at September 30, 2003 was $338,917.

As of December 31, 2004, the aggregate amortized compensation for Mr. Mazzola was $628,668, with the remaining $530,333 in deferred compensation to be amortized in 2005.

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks noted below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

RISKS RELATED TO OUR COMMON STOCK

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2004, our cash balance was $45,901 and we had a working capital deficit of $8,703,952. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY, LACK OF REVENUES AND LACK OF PRODUCT OFFERINGS.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. CPS was incorporated in Nevada in 1995 and Systems was incorporated in Delaware in 2002. We have not had significant business operations since inception. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have generated no revenue from operations as of December 31, 2004 and rely on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $39.9 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

In addition, we may not be able to achieve or maintain profitability, and, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

THERE CAN BE NO GUARANTY THAT A MARKET WILL DEVELOP FOR THE PRODUCTS WE INTEND TO OFFER.

We currently have a limited offering of products. We intend to acquire products through the acquisition of existing businesses. There is no guarantee, however, that a market will develop for Internet security solutions of the type we intend to offer. We cannot predict the size of the market for Internet security solutions, the rate at which the market will grow, or whether our target customers will accept our acquired products.

OUR  OPERATING  RESULTS  MAY  FLUCTUATE  SIGNIFICANTLY,   WHICH  MAY  RESULT  IN
VOLATILITY OR HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

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

WE ARE CURRENTLY SUBJECT TO AN SEC INVESTIGATION.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions, among others, certain of its officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or
Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement its business plan. To date, our legal counsel representing us in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against us, our officers, directors and/or others.

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As of June 24, 2005, the executive officers, directors and entities affiliated with any of them together beneficially own approximately 29.56% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 24, 2005, there are 55,796,712 shares of common stock outstanding, of which all but 39,234,580 shares are held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

THE UNPREDICTABILITY OF AN ACQUIRED COMPANY'S QUARTERLY RESULTS MAY CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

The quarterly revenues and operating results of companies we may acquire will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause the price of our common stock to decline. The primary factors that may affect future revenues and future operating results include the following:

         o the demand for our subsidiaries' current product offerings and our future products;
         o        the length of sales cycles;
         o        the timing of recognizing revenues;
         o        new product introductions by us or our competitors;
         o changes in our pricing policies or the pricing policies of our competitors;
         o variations in sales channels, product costs or mix of products sold;
         o our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
         o our ability to obtain sufficient supplies of sole or limited source components for our products;
         o        variations in the prices of the components we purchase;
         o our ability to attain and maintain production volumes and quality levels for our products at reasonable prices at our third-party manufacturers;
         o our ability to manage our customer base and credit risk and to collect our accounts receivable; and
         o the financial strength of our value-added resellers and distributors.

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

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES. THEREFORE, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

If at any time a company has net tangible assets of $5,000,000 or less and the common stock has a market price per share of less than $5.00, transactions in the common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

         o make a special written suitability determination for the purchaser;
         o receive the purchaser's written agreement to a transaction prior to sale;
         o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and
         o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell their shares of our common stock.

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

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

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES AND IF OPERATING LOSSES CONTINUE, WILL BE REQUIRED TO OBTAIN ADDITIONAL CAPITAL THROUGH FINANCINGS WHICH WE MAY NOT BE ABLE TO SECURE.

To achieve our intended growth, we will require substantial additional capital. We have encountered difficulty and delays in raising capital to date and the market environment for development stage companies, like ours, remains particularly challenging. There can be no assurance that funds will be available when needed or on acceptable terms. Technology companies in general have experienced difficulty in recent years in accessing capital. Inability to obtain additional financing may require us to delay, scale back or eliminate certain of our growth plans which could have a material and adverse effect on our business, financial condition or results of operations or to cease operations. Even if we are able to obtain additional financing, such financing could be structured as equity financing that would dilute the ownership percentage of any investor in our securities.

DOWNTURNS IN THE INTERNET INFRASTRUCTURE, NETWORK SECURITY AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

The market for our current products and other products we intend to offer depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Downturns in these markets may cause enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our current products and other products we intend to offer. In this environment, customers such as distributors, value-added resellers and carriers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our current products or other products we intend to offer. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues, gross margins and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities, the decline in specific markets such as the service provider market in the United States, and the general decline in capital spending in the information technology sector make it difficult to predict changes in the purchase and network requirements of our potential customers and the markets we intend to serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. A decline in capital spending in the markets we intend to serve may adversely affect our future revenues, gross margins and operating margins and make it necessary for us to gain significant market share from our future competitors in order to achieve our financial goals and achieve profitability.

COMPETITION MAY DECREASE OUR PROJECTED REVENUES, MARKET SHARE AND MARGINS.

The market for network security products is highly competitive, and we expect competition to intensify in the future. Competitors may gain market share and introduce new competitive products for the same markets and customers we intend to serve with our products. These products may have better performance, lower prices and broader acceptance than the products we currently offer or intend to offer.

Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. In addition, some of our potential competitors currently combine their products with other companies' networking and security products. These potential competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the products we currently offer and intend to offer. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer, increase revenue or meet our or market analysts expectations could be adversely affected.

FAILURE TO ADDRESS EVOLVING STANDARDS IN THE NETWORK SECURITY INDUSTRY AND SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS WOULD CAUSE OUR REVENUES TO DECLINE.

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to introduce our products and enhancements to existing products to address current and evolving customer requirements and broader networking trends and vulnerabilities. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our intended product offerings. Some of these products and enhancements may require us to develop new hardware architectures that involve complex and time consuming processes. In developing and introducing our intended product offerings, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our potential customers. If we implement features, security standards and performance criteria that are different from those required by our potential customers, market acceptance of our intended product offerings may be significantly reduced or delayed, which would harm our ability to penetrate existing or new markets.

Furthermore, we may not be able to develop new products or product enhancements in a timely manner, or at all. Any failure to develop or introduce these new products and product enhancements might cause our existing products to be less competitive, may adversely affect our ability to sell solutions to address large customer deployments and, as a consequence, our revenues may be adversely affected. In addition, the introduction of products embodying new technologies could render existing products we intend to offer obsolete, which would have a direct, adverse effect on our market share and revenues. Any failure of our future products or product enhancements to achieve market acceptance could cause our revenues to decline and our operating results to be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

WE MAY EXPERIENCE ISSUES WITH OUR FINANCIAL SYSTEMS, CONTROLS AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. In addition, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified a material weakness in our internal control relating to our limited segregation of duties. The identification of this material weakness led our Chief Executive Officer and Acting Chief Financial Officer to conclude that our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

We have limited management resources to date and are still establishing our management and financial systems. Growth, to the extent it occurs, is likely to place a considerable strain on our management resources, systems, processes and controls. To address these issues, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. If we are unable to maintain an adequate level of financial processes and controls, we may not be able to accurately report our financial performance on a timely basis and our business and stock price would be harmed.

IF OUR FUTURE PRODUCTS DO NOT INTEROPERATE WITH OUR END CUSTOMERS' NETWORKS, INSTALLATIONS WOULD BE DELAYED OR CANCELLED, WHICH COULD SIGNIFICANTLY REDUCE OUR ANTICIPATED REVENUES.

Future products will be designed to interface with our end customers' existing networks, each of which have different specifications and utilize multiple protocol standards. Many end customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our future products must interoperate with all of the products within these networks as well as with future products that might be added to these networks in order to meet end customers' requirements. If we find errors in the existing software used in our end customers' networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate and scale with their existing software and hardware. If our future products do not interoperate with those within our end customers' networks, installations could be delayed or orders for our products could be cancelled, which could significantly reduce our anticipated revenues.

AS A PUBLIC  COMPANY,  WE MAY  INCUR  INCREASED  COSTS AS A RESULT  OF  RECENTLY
ENACTED AND PROPOSED CHANGES IN LAWS AND REGULATIONS RELATING TO CORPORATE GOVERNANCE MATTERS AND PUBLIC DISCLOSURE.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC will result in increased costs for us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

WE WILL DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY WOULD BE IMPAIRED.

Our future success depends upon the continued services of our executive officers. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively impact our ability to sell, our intended product offerings.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS THAT COULD BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

         o stop or delay selling, incorporating or using products that use the challenged intellectual property; and/or
         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms or at all; or redesign the products that use that technology.

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

ITEM 7. FINANCIAL STATEMENTS

                              PATRON SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                DECEMBER 31, 2004

                                    CONTENTS

REPORT OF INDEPENDENT, REGISTERED, CERTIFIED PUBLIC ACCOUNTING FIRM           39

AUDITED FINANCIAL STATEMENTS

         Consolidated  Balance Sheets as of December 31, 2004,
         December 31, 2003 and December 21, 2002 (Restated),
         respectively                                                         40

         Consolidated  Statements of Operations for the fiscal
         years ended December 31, 2004 and 2003, for the periods
         from Inception (April 30, 2002) to December 31, 2002
         (Restated), December 31, 2003 and December 31, 2004                  41

         Consolidated Statements of Stockholders' Deficiency
         for the periods from April 30, 2002  (Inception) to
         December 31, 2004                                                    42

         Consolidated Statements of Cash Flows for the fiscal
         years ended December 31, 2004 and 2003, for the periods
         from Inception (April 30, 2002) to December 31, 2002
         (Restated), December 31, 2003 and December 31, 2004                  43

Notes to Audited Consolidated Financial Statements                            44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Patron Systems, Inc.

We have audited the accompanying consolidated balance sheets of Patron Systems, Inc. and Subsidiaries (a development stage enterprise) as of December 3 1, 2004, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years ended December 31, 2004 and 2003, the period from April 30, 2002 (inception) to December 31, 2002 and for the period from April 30, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patron Systems, Inc. and Subsidiaries (a development stage enterprise) as of December 3 1,2004, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, the period from April 30, 2002 (inception) to December 3 1, 2002 and for the period from April 30, 2002 to December 3 1, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred net losses since its inception and a working capital deficiency and is involved in numerous litigation matters. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes A and P, the Company restated its financial statements for the period of April 30, 2002 (inception) through December 31, 2002 to correct an understatement of its net loss for the aforementioned period by $2,428,523. The understatement is the result of the Company not having given recognition to certain stock based compensation transactions amounting to an aggregate of $2,145,313 plus additional general and administrative expenses, business combination expense and interest expense amounting to $283,210.


                                            /s/ Marcum & Kleigman LLP
                                            _________________________
                                                Marcum & Kleigman LLP


June 16, 2005

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                     2004            2003            2002
                                                                                 ------------    ------------    ------------
                                                                                                                  (RESTATED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ....................................................   $     45,901    $     22,957    $        363
Pre-paid expenses ............................................................          6,310            --              --
                                                                                 ------------    ------------    ------------

TOTAL CURRENT ASSETS .........................................................         52,211          22,957             363

ADVANCES TO PROSPECTIVE ACQUIREE BUSINESSES ..................................        943,088         841,588       1,148,654
DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS ..........................         58,828          58,828         217,497
                                                                                 ------------    ------------    ------------

TOTAL ASSETS .................................................................   $  1,054,127    $    923,373    $  1,366,514
                                                                                 ============    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable .............................................................   $  1,725,651    $  1,539,126    $  1,151,173
Accrued interest payable to stockholders .....................................        277,169         156,419          25,872
Demand notes payable .........................................................        695,000         695,000          85,000
Convertible notes payable ....................................................           --           145,000         145,000
Advances from prospective acquiree businesses ................................        653,000            --              --
Expense reimbursements due to officers and stockholders ......................        570,674         553,325         469,921
Accrued payroll and payroll related expenses .................................      2,100,778       1,993,625         906,363
Consulting agreements payable ................................................        300,000            --              --
Notes payable to officers and stockholders ...................................        655,212         636,530         636,530
Advances from stockholders ...................................................         40,012            --              --
                                                                                 ------------    ------------    ------------

TOTAL CURRENT LIABILITIES ....................................................      7,017,496       5,719,025       3,419,859

NOTE PAYABLE - STOCK REPURCHASE OBLIGATION ...................................      1,738,667            --              --

OBLIGATION UNDER FINANCING ARRANGEMENT .......................................           --              --         1,497,728
                                                                                 ------------    ------------    ------------

TOTAL LIABILITIES ............................................................      8,756,163       5,719,025       4,917,587
                                                                                 ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES ................................................           --              --              --

COMMON STOCK SUBJECT TO PUT RIGHT (2,000,000 SHARES) .........................      1,000,000            --              --

STOCKHOLDERS' DEFICIENCY
Preferred Stock, par value $0.01 per share, 75,000,000 shares authorized,
none issued and outstanding ..................................................           --              --              --
Common stock, par value $.01 per share, 150,000,000 shares authorized,
37,006,212, 37,051,388 and 41,137,417 shares issued and outstanding
as of December 31, 2004, December 31, 2003 and December 31, 2002, respectively        370,062         370,514         411,374
(net of 2,000,000 shares subject to put right in 2004)
Additional paid-in capital ...................................................     28,973,711      29,003,259      28,029,707
Common stock to be issued ....................................................      4,671,400       1,107,000            --
Shares issued and held in escrow (14,592,760 shares) .........................           --              --       (13,235,293)
Common stock repurchase obligation ...........................................     (1,300,000)           --              --
Deferred compensation ........................................................     (1,475,333)           --              --
Deficit accumulated during the development stage .............................    (39,941,876)    (35,276,425)    (18,756,861)

TOTAL STOCKHOLDERS' DEFICIENCY ...............................................     (8,702,036)     (4,795,652)     (3,551,073)
                                                                                 ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...............................   $  1,054,127    $    923,373    $  1,366,514
                                                                                 ============    ============    ============

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               PERIOD FROM APRIL 30, 2002
                                                                   FOR THE YEAR ENDED                (INCEPTION) TO
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                                  2004            2003            2002            2004
                                                              ------------    ------------    ------------    ------------
                                                                                               (RESTATED)
REVENUE ...................................................   $       --      $       --      $       --      $       --
                                                              ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES .......................     (1,923,752)     (2,939,178)     (2,623,167)     (7,486,097)
WRITE-OFF OF ADVANCES MADE TO PROSPECTIVE ACQUIREE BUSINESS           --        (2,350,183)           --        (2,350,183)
STOCK-BASED PENALTY UNDER ACCOMMODATION AGREEMENTS ........     (1,434,900)     (1,107,000)           --        (2,541,900)
LOSS ON FINANCING ARRANGEMENT .............................           --        (2,210,272)     (1,047,728)     (3,258,000)
STOCK OPTIONS ISSUED TO NON-EMPLOYEES FOR SERVICES ........           --              --        (4,676,000)     (4,676,000)
STOCK OPTIONS ISSUED TO EMPLOYEES .........................           --              --        (2,148,000)     (2,148,000)
COMMON STOCK ISSUED TO NON-EMPLOYEES FOR SERVICES .........       (767,567)     (7,560,000)     (4,186,750)    (12,514,317)
LOSS ASSOCIATED WITH SETTLEMENT AGREEMENT .................       (438,667)           --              --          (438,667)
COST OF ACQUISITION NOT CONSUMMATED .......................           --          (248,736)           --          (248,736)
CHARGES ASSOCIATED WITH SHARE EXCHANGE TRANSACTION
   Cash portion ...........................................        (45,215)       (125,000)       (115,000)       (285,215)
   Stock-based portion ....................................           --              --        (3,963,038)     (3,963,038)
                                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ......................................     (4,610,101)    (16,540,369)    (18,759,683)    (39,910,153)

OTHER INCOME (EXPENSE)
   Interest Income ........................................         77,000         153,401          28,694         259,095
   Interest Expense .......................................       (132,350)       (132,596)        (25,872)       (290,818)
                                                              ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ..................................     (4,665,451)    (16,519,564)    (18,756,861)    (39,941,876)

INCOME TAXES ..............................................           --              --              --              --
                                                              ------------    ------------    ------------    ------------

NET LOSS ..................................................   $ (4,665,451)   $(16,519,564)   $(18,756,861)   $(39,941,876)
                                                              ============    ============    ============    ============


NET LOSS PER SHARE-BASIC AND DILUTED ......................   $      (0.12)   $      (0.44)   $      (0.67)
                                                              ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC
   AND DILUTED ............................................     38,808,280      37,143,785      27,977,857
                                                              ============    ============    ============

PATRON SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM APRIL 30, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                                                                             ADDITIONAL     SHARES OF
                                                              SHARES OF      PAR VALUE        PAID IN      COMMON STOCK
                                                             COMMON STOCK   COMMON STOCK      CAPITAL      TO BE ISSUED
                                                             -----------    ------------    ------------    ----------
BALANCE AT APRIL 30, 2002

Issuance of founders shares on April 30, 2002 at par value    25,000,000    $    250,000    $       --            --
Shares of Combined Professional Services, Inc. outstanding
   on October 11, 2002 ...................................     2,687,200          26,872         (26,872)         --
Issuance of common stock in share exchange transaction on
   October 11, 2002 for $1.80 per share ..................     2,201,688          22,017       3,941,021          --
Stock options issued to employees prior to Share Exchange           --              --         2,148,000          --
Common stock issued in lieu of cash for services on
   November 7, 2002 for $1.50 per share ..................       300,000           3,000         447,000          --
Issuance of common stock as collateral to anticipated
   financing on December 18, 2002 for $1.51 per share ....     8,823,529          88,235      13,147,058          --
Common stock issued in lieu of cash for services on
   December 20, 2002 for $1.75 per share .................     2,125,000          21,250       3,697,500          --
Stock options issued in lieu for cash for services on
   October 9, 2002 with a fair value of $1.67 per share ..          --              --         4,676,000          --
Net Loss .................................................
                                                             -----------    ------------    ------------    ----------
BALANCE, DECEMBER 31, 2002 (Restated) ....................    41,137,417         411,374      28,029,707          --

Issuance of common stock as collateral to anticipated
   financing on January 3, 2003 for $1.31 per share ......     5,769,231          57,692       7,500,000          --
Common stock issued under Accommodation Agreement on
   March 13, 2003 for $3.09 per share ....................     1,200,000          12,000       3,696,000          --
Issuance of common stock in private placement transaction
   on March 20, 2003 for $2.00 per share .................       500,000           5,000         995,000          --
Issuance of common stock in private placement transaction
   on March 31, 2003 for $4.00 per share .................       162,500           1,625         648,360          --
Issuance of common stock in private placement transaction
   on March 31, 2003 for $2.00 per share .................       500,000           5,000         995,000          --
Common stock issued in lieu of cash for services on
   April 2, 2003 for $3.36 per share .....................     2,250,000          22,500       7,537,500          --
Common stock issued in private placement transaction on
   April 4, 2003 for $2.00 per share .....................       125,000           1,250         248,750          --
Common stock retired from due to non-delivery of financing
   on May 20, 2003 .......................................   (14,592,760)       (145,927)    (20,647,058)         --
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   April 30, 2003 ........................................          --              --              --       1,350,000
Net loss .................................................
                                                             -----------    ------------    ------------    ----------
BALANCE, DECEMBER 31, 2003 ...............................    37,051,388         370,514      29,003,259     1,350,000

Common stock to be repurchased under Allin Settlement
   Agreement .............................................    (2,000,000)        (20,000)       (980,000)         --
Issuance of common stock for services at March 24, 2004
   for $0.42 per share ...................................          --              --              --         500,000
Issuance of common stock in private placement transaction
   on May 21, 2004 at $0.279 per share ...................       714,824           7,148         192,852          --
Issuance of common stock for services at June 4, 2004 for
   $0.699 per share ......................................          --              --              --         500,000
Issuance of common stock for services at August 4, 2005
   for $1.199 per share ..................................          --              --              --         500,000
Common stock to be issued in lieu of cash for services on
   September 10, 2004 for $0.789 per share ...............          --              --              --         100,000
Common stock issued in lieu of cash for services on
   September 13, 2004 for $0.25 per share ................       240,000           2,400          57,600          --
Common stock issued in lieu of cash for services on
   December 14, 2004 for $0.42 per share .................       500,000           5,000         205,000      (500,000)
Issuance of common stock in private placement transaction
   on December 14, 2004 for $1.00 per share ..............       500,000           5,000         495,000          --
Common stock to be issued for conversion of convertible
   notes on December 28, 2004 for $0.77 per share ........          --              --              --         201,648
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   January 31, 2004 ......................................          --              --              --       1,800,000
Stock options to be issued in lieu of cash for services on
   December 31, 2004 with a fair value of $0.63 per share           --              --              --       1,500,000
Amortization of Deferred stock-based compensation ........          --              --              --            --
Net Income ...............................................
                                                             -----------    ------------    ------------    ----------
BALANCE, DECEMBER 31, 2004 ...............................    37,006,212    $    370,062    $ 28,973,711     5,951,648
                                                             ===========    ============    ============    ==========


                                                               VALUE OF                     COMMON STOCK
                                                             COMMON STOCK    SHARES HELD    REPURCHASE       DEFERRED
                                                             TO BE ISSUED     IN ESCROW     OBLIGATION     COMPENSATION
                                                             -----------    ------------    -----------    -----------
BALANCE AT APRIL 30, 2002

Issuance of founders shares on April 30, 2002 at par value   $      --      $       --      $      --      $      --
Shares of Combined Professional Services, Inc. outstanding
   on October 11, 2002 ...................................          --              --             --             --
Issuance of common stock in share exchange transaction on
   October 11, 2002 for $1.80 per share ..................          --              --             --             --
Stock options issued to employees prior to Share Exchange           --              --             --             --
Common stock issued in lieu of cash for services on
   November 7, 2002 for $1.50 per share ..................          --              --             --             --
Issuance of common stock as collateral to anticipated
   financing on December 18, 2002 for $1.51 per share ....          --       (13,235,293)          --             --
Common stock issued in lieu of cash for services on
   December 20, 2002 for $1.75 per share .................          --              --             --             --
Stock options issued in lieu for cash for services on
   October 9, 2002 with a fair value of $1.67 per share ..          --              --             --             --
Net Loss
                                                             -----------    ------------    -----------    -----------
BALANCE, DECEMBER 31, 2002 (Restated) ....................          --       (13,235,293)          --             --

Issuance of common stock as collateral to anticipated
   financing on January 3, 2003 for $1.31 per share ......          --        (7,557,692)          --             --
Common stock issued under Accommodation Agreement on
   March 13, 2003 for $3.09 per share ....................          --              --             --             --
Issuance of common stock in private placement transaction
   on March 20, 2003 for $2.00 per share .................          --              --             --             --
Issuance of common stock in private placement transaction
   on March 31, 2003 for $4.00 per share .................          --              --             --             --
Issuance of common stock in private placement transaction
   on March 31, 2003 for $2.00 per share .................          --              --             --             --
Common stock issued in lieu of cash for services on
   April 2, 2003 for $3.36 per share .....................          --              --             --             --
Common stock issued in private placement transaction on
   April 4, 2003 for $2.00 per share .....................          --              --             --             --
Common stock retired from due to non-delivery of financing
   on May 20, 2003 .......................................          --        20,792,985           --             --
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   April 30, 2003 ........................................     1,107,000            --             --             --
Net loss
                                                             -----------    ------------    -----------    -----------
BALANCE, DECEMBER 31, 2003 ...............................     1,107,000            --             --             --

Common stock to be repurchased under Allin Settlement
   Agreement .............................................          --              --       (1,300,000)          --
Issuance of common stock for services at March 24, 2004
   for $0.42 per share ...................................       210,000            --             --         (210,000)
Issuance of common stock in private placement transaction
   on May 21, 2004 at $0.279 per share ...................          --              --             --             --
Issuance of common stock for services at June 4, 2004 for
   $0.699 per share ......................................       349,500            --             --         (349,500)
Issuance of common stock for services at August 4, 2005
   for $1.199 per share ..................................       599,500            --             --         (599,500)
Common stock to be issued in lieu of cash for services on
   September 10, 2004 for $0.789 per share ...............        78,900            --             --             --
Common stock issued in lieu of cash for services on
   September 13, 2004 for $0.25 per share ................          --              --             --             --
Common stock issued in lieu of cash for services on
   December 14, 2004 for $0.42 per share .................      (210,000)           --             --             --
Issuance of common stock in private placement transaction
   on December 14, 2004 for $1.00 per share ..............          --              --             --             --
Common stock to be issued for conversion of convertible
   notes on December 28, 2004 for $0.77 per share ........       156,600            --             --             --
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   January 31, 2004 ......................................     1,434,900            --             --             --
Stock options to be issued in lieu of cash for services on
   December 31, 2004 with a fair value of $0.63 per share        945,000            --             --         (945,000)
Amortization of Deferred stock-based compensation ........          --              --             --          628,667
Net Income
                                                             -----------    ------------    -----------    -----------
BALANCE, DECEMBER 31, 2004 ...............................   $ 4,671,400    $       --      $(1,300,000)   $(1,475,333)
                                                             ===========    ============    ===========    ===========


                                                               DEFICIT
                                                              ACCUMULATED
                                                              DURING THE
                                                              DEVELOPMENT
                                                                STAGE           TOTAL
                                                             ------------    -----------
BALANCE AT APRIL 30, 2002

Issuance of founders shares on April 30, 2002 at par value   $       --      $   250,000
Shares of Combined Professional Services, Inc. outstanding
   on October 11, 2002 ...................................           --             --
Issuance of common stock in share exchange transaction on
   October 11, 2002 for $1.80 per share ..................           --        3,963,038
Stock options issued to employees prior to Share Exchange            --        2,148,000
Common stock issued in lieu of cash for services on
   November 7, 2002 for $1.50 per share ..................           --          450,000
Issuance of common stock as collateral to anticipated
   financing on December 18, 2002 for $1.51 per share ....           --             --
Common stock issued in lieu of cash for services on
   December 20, 2002 for $1.75 per share .................           --        3,718,750
Stock options issued in lieu for cash for services on
   October 9, 2002 with a fair value of $1.67 per share ..           --        4,676,000
Net Loss .................................................    (18,756,861)   (18,756,861)
                                                             ------------    -----------
BALANCE, DECEMBER 31, 2002 (Restated) ....................    (18,756,861)    (3,551,073)

Issuance of common stock as collateral to anticipated
   financing on January 3, 2003 for $1.31 per share ......           --             --
Common stock issued under Accommodation Agreement on
   March 13, 2003 for $3.09 per share ....................           --        3,708,000
Issuance of common stock in private placement transaction
   on March 20, 2003 for $2.00 per share .................           --        1,000,000
Issuance of common stock in private placement transaction
   on March 31, 2003 for $4.00 per share .................           --          649,985
Issuance of common stock in private placement transaction
   on March 31, 2003 for $2.00 per share .................           --        1,000,000
Common stock issued in lieu of cash for services on
   April 2, 2003 for $3.36 per share .....................           --        7,560,000
Common stock issued in private placement transaction on
   April 4, 2003 for $2.00 per share .....................           --          250,000
Common stock retired from due to non-delivery of financing
   on May 20, 2003 .......................................           --             --
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   April 30, 2003 ........................................           --        1,107,000
Net loss .................................................    (16,519,564)   (16,519,564)
                                                             ------------    -----------
BALANCE, DECEMBER 31, 2003 ...............................    (35,276,425)    (4,795,652)

Common stock to be repurchased under Allin Settlement
   Agreement .............................................           --       (2,300,000)
Issuance of common stock for services at March 24, 2004
   for $0.42 per share ...................................           --             --
Issuance of common stock in private placement transaction
   on May 21, 2004 at $0.279 per share ...................           --          200,000
Issuance of common stock for services at June 4, 2004 for
   $0.699 per share ......................................           --             --
Issuance of common stock for services at August 4, 2005
   for $1.199 per share ..................................           --             --
Common stock to be issued in lieu of cash for services on
   September 10, 2004 for $0.789 per share ...............           --           78,900
Common stock issued in lieu of cash for services on
   September 13, 2004 for $0.25 per share ................           --           60,000
Common stock issued in lieu of cash for services on
   December 14, 2004 for $0.42 per share .................           --             --
Issuance of common stock in private placement transaction
   on December 14, 2004 for $1.00 per share ..............           --          500,000
Common stock to be issued for conversion of convertible
   notes on December 28, 2004 for $0.77 per share ........           --          156,600
Common stock to be issued under Accommodation Agreement
   penalty at end-of-month fair values beginning
   January 31, 2004 ......................................           --        1,434,900
Stock options to be issued in lieu of cash for services on
   December 31, 2004 with a fair value of $0.63 per share            --             --
Amortization of Deferred stock-based compensation ........           --          628,667
Net Income ...............................................     (4,665,451)    (4,665,451)
                                                             ------------    -----------
BALANCE, DECEMBER 31, 2004 ...............................   $(39,941,876)   $(8,702,036)
                  === ====                                   ============    ===========

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    PERIOD FROM APRIL 30, 2002
                                                                        FOR THE YEAR ENDED                (INCEPTION) TO
                                                                           DECEMBER 31,                     DECEMBER 31,
                                                                        2004           2003            2002            2004
                                                                    -----------    ------------    ------------    ------------
                                                                                                    (RESTATED)
Cash Flows from Operating Activities
   Net loss .....................................................   $(4,665,451)   $(16,519,564)   $(18,756,861)   $(39,941,876)
                                                                    -----------    ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Write off of advances made to prospective acquiree business          --         2,350,183            --         2,350,183
      Stock-based penalty under Accommodation Agreements ........     1,434,900       1,107,000            --         2,541,900
      Charge associated with stock issued in share exchange
         transaction ............................................          --              --         3,963,038       3,963,038
      Common stock issued to non-employees for services .........       767,567       7,560,000       4,186,750      12,514,317
      Stock options issued to non-employees for services ........          --              --         4,676,000       4,676,000
      Stock options issued to employees .........................          --              --         2,148,000       2,148,000
      Non-cash loss on financing arrangement ....................          --         2,210,272       1,047,728       3,258,000
      Cost of acquisition not consummated .......................          --           248,736            --           248,736
      Loss associated with settlement agreement .................       438,667            --              --           438,667
      Non-cash interest income ..................................       (77,000)       (153,401)        (28,694)       (259,095)

      Changes in assets and liabilities:
         Prepaid expenses .......................................        (6,310)           --              --            (6,310)
         Accounts payable .......................................       186,525         387,953       1,157,173       1,731,651
         Accrued interest .......................................       132,350         130,547          25,872         288,769
         Consulting agreements payable ..........................       300,000            --              --           300,000
         Accrued payroll and payroll related expenses ...........       107,153       1,087,262         906,363       2,100,778

   Total adjustments ............................................     3,283,852      14,928,552      18,082,230      36,294,634
                                                                    -----------    ------------    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES ...........................    (1,381,599)     (1,591,012)       (674,631)     (3,647,242)
                                                                    -----------    ------------    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to prospective acquiree businesses ..................       (24,500)     (1,889,716)       (779,960)     (2,694,176)
   Deferred Costs Associated with Pending Transactions ..........          --           (90,067)       (217,497)       (307,564)
                                                                    -----------    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES ...........................       (24,500)     (1,979,783)       (997,457)     (3,001,740)
                                                                    -----------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Expenses financed by (amounts repaid to) officers and
      stockholders ..............................................        17,349          83,404         688,421         789,174
   Proceeds from issuance of notes payable ......................          --           635,000          60,000         695,000
   Principal paid on demand notes payable .......................          --           (25,000)           --           (25,000)
   Proceeds from issuance of convertible notes payable ..........          --              --           145,000         145,000
   Advances from prospective acquiree business ..................       653,000            --              --           653,000
   Proceeds from issuance of common stock .......................       700,000       2,899,985            --         3,599,985
   Advances and notes from stockholders .........................        58,694            --           329,030         387,724
   Proceeds received under financing arrangement ................          --              --           450,000         450,000

NET CASH PROVIDED BY FINANCING ACTIVITIES .......................     1,429,043       3,593,389       1,672,451       6,694,883
                                                                    -----------    ------------    ------------    ------------

NET CASH INCREASE ...............................................        22,944          22,594             363          45,901

CASH AND CASH EQUIVALENTS, beginning of period ..................        22,957             363            --              --
                                                                    -----------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ........................   $    45,901    $     22,957    $        363    $     45,901
                                                                    ===========    ============    ============    ============

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                          PERIOD FROM APRIL 30, 2002
                                                                FOR THE YEAR ENDED              (INCEPTION) TO
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                                2004           2003           2002            2004
                                                             ----------     ----------     ----------     ----------
                                                                                           (RESTATED)
ISSUANCE OF NOTE UNDER STOCK REPURCHASE OBLIGATION .......   $1,300,000     $     --       $     --       $1,300,000

OBLIGATION TO REPURCHASE 2,000,000 SHARES OF COMMON STOCK
   SUBJECT TO PUT RIGHT ..................................    1,000,000           --             --        1,000,000

COMMON STOCK ISSUABLE IN CONNECTION WITH CONVERTIBLE NOTES      156,600           --             --          156,600

CASH PAID DURING THE YEAR FOR:
   Interest ..............................................         --            2,049           --            2,049

                              PATRON SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - THE COMPANY

ORGANIZATION

Patron Systems, Inc., a Delaware corporation (herein referred to as "Systems," "Patron," or the "Company") was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' founders intended to raise capital on a private equity basis, but determined that it had a need for a public company currency to achieve their growth plan. Systems then began to evaluate opportunities to merge with and become part of an existing public company. Systems identified Combined Professional Service, Inc. ("CPS"), a public shell with no operations, and determined that CPS was well-suited to provide Systems with its public currency due of its lack of operational history.

As described in Note B CPS, Systems and the stockholders of Systems consummated a share exchange ("Share Exchange") pursuant to an Amended and Restated Share Exchange Agreement dated October 11, 2002, As a result of the share exchange, the former stockholders of Systems became the majority stockholders of CPS. Accordingly, Systems became the accounting acquirer and the exchange was accounted for as a reverse merger and recapitalization of.Systems. The accompanying financial statements have been retroactively restated to give effect to this transaction.

REDOMESTICATION MERGER

On March 26, 2003, Holdings merged with and into Systems, for the purpose of changing its state of incorporation from Nevada to Delaware ("Redomestication Merger"). Systems survived the merger, and its Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Board of Directors are the governing documents and governing body of the surviving corporation.

DEVELOPMENT STAGE OPERATIONS

The Company is a development stage enterprise, which has a limited history of operations and has not generated any revenues since its inception. The Company's principal business activities have consisted of raising capital and identifying potential merger and acquisition candidates that have developed high potential technologies with applications in information security and homeland defense. As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with developing a new business.

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE PERIOD OF APRIL 30, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

The Company, in connection with re-filing its financial statements for the period of April 30, 2002 (Inception) through December 31, 2002 with the Securities and Exchange Commission, discovered that it had understated its loss for the aforementioned period by $2,428,523. The understatement is the result of the Company not having given recognition to certain stock based compensation transactions amounting to an aggregate of $2,145,313 plus additional general and administrative expenses, business combination expense and interest expense amounting to and aggregate of $283,210.

As such, the Company recorded the additional expenses in its statement of operations for the period of April 30, 2002 (Inception) through December 31, 2002 and increased its accumulated deficit by the amount of the understatement to its loss.

See report of independent registered public accounting firm and the summary of significant accounting policies.

NOTE B - SHARE EXCHANGE WITH COMBINED PROFESSIONAL SERVICES, INC.

On October 11, 2002, CPS consummated the transactions called for in an Amended and Restated Share Exchange Agreement (the "Exchange Agreement"), wherein CPS issued to each stockholder of Patron Systems, Inc., a Delaware corporation (Patron Systems), on a one-for-one basis and in exchange for all the outstanding shares of Systems, an aggregate of 25,000,000 shares of CPS common stock (representing approximately 90 percent of the outstanding capital of the CPS). The share exchange was accounted for as a reverse merger and a recapitalization of Patron whereby Patron was treated as the acquirer for accounting purposes. Prior to the share exchange, the Company was a "public shell" company with no operations and focused solely on seeking acquisitions of or merging with other companies to enhance stockholder value.

Based on guidance provided by the Securities and Exchange Commission, because the stockholders of Systems received stock representing majority control of CPS, Systems was treated as the accounting acquirer for financial reporting purposes whereby historical amounts in the accompanying financial statements prior the exchange are those of Systems. In addition, the share exchange was recorded as a capital transaction in the accompanying financial statements as opposed to a business combination.

CPS had 2,687,200 shares of common stock outstanding at the time of the merger. In addition, on the closing date, CPS issued 2,201,688 shares of common stock with a fair value of $1.80 plus $250,000 in cash to prior officers and other third parties for services rendered. The value associated with this share issuance of approximately $3.2 million was expensed in the accompanying financial statements.

NOTE C - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,665,451 for the year ended December 31, 2004, which includes $2,202,467 of non-cash charges for the fair value of common stock the Company issued as penalties under certain registration rights agreements and common stock issued in lieu of cash for services. In addition, the Company used net cash flows in our operating activities of $1,381,599 during the year ended December 31, 2004. Our working capital deficiency at December 31, 2004 amounts to $6,965,285 and the Company is continuing to experience shortages in working capital. The Company is also involved in substantial litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note J). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note O is critical to the realization of its business plan. The Company raised $6,692,196 in various financing transactions from April 30, 2002 (Inception) through December 31, 2004, which includes $982,712, of cash advances the Company received from stockholders. The Company also received $1,442,174 in additional net funds principally in the form of exchanges with certain officers and stockholders who financed our operating expenses of $789,174 and $653,000 in advances from CSSI/NETdelivery. The Company used $3,615,577 of these proceeds to fund our development stage operations, $2,723,154 to fund working capital advances to prospective acquiree businesses and $307,564 to cover costs that the Company incurred in connection with our acquisitions of Entelagent, CSSI/NETdelivery and LucidLine. Subsequent to December 31, 2004 the Company
raised approximately $7,693,000 in additional gross funds in three capital financing transactions. Net proceeds from these transaction amounted to $6,967,840, $1,588,000 of which was used to fund cash consideration for the merger with Entelagent Software Corp. and LucidLine, Inc.

The Company expects to continue incurring losses for the foreseeable future and cannot provide any assurance as to when, if ever, it will become a profitable enterprise due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. These matters raise substantial doubt about our ability to continue as a going concern. The Company's continued existence is dependent upon its ability to raise the additional capital that it needs to sustain its operations while it continues to execute its business plan and settle it outstanding legal contingencies in a manner that will not have a material adverse affect on the Company. The Company is currently in the process of attempting to raise additional capital and management has taken certain steps to conserve the Company's liquidity while it continues to integrate the acquired businesses.
Although management believes that that the Company has access to capital resources, there are currently no commitments in place for additional financing nor can there be any assurance that the Company will be successful in its efforts to raise additional capital and/or successfully execute its business plan.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

BASIS OF PRESENTATION

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations, cash flows and changes in stockholders' deficiency for the period of April 30, 2002 (Inception) to December 31, 2004 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents.

ACQUISITION COSTS

The Company has incurred certain expenses, principally legal fees, in connection with acquisitions described in Note O, which have been capitalized and deferred pending the completion of each acquisition. Upon closing, such costs will be included in the purchase price of each respective target company and allocated to the assets received and obligations assumed. In the event a pending acquisition does not occur, such costs will be expensed at that time.

START UP COSTS

All expenses incurred in connection with formation of the Company and related start up activities have been expensed as incurred and are included in general and administrative expenses in the accompanying financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses and preferred stock redeemable during the next year approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company's line of credit obligation, and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards. The Company records valuation allowances for deferred tax assets when circumstances indicate it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

STOCK OPTION PLANS

As permitted under SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

The following table summarizes the pro forma operating results of the Company had compensation expense for stock options granted to employees been determined in accordance with the fair market value based method prescribed by SFAS No.
123. The Company has presented the following disclosures in accordance with SFAS No. 148.

                                                                        For the period
                                                                             from
                                              FOR THE YEAR ENDED        April 30, 2002
                                                  DECEMBER 31,            (Inception)
                                          ---------------------------   to December 31,
                                             2004            2003             2002
                                          -----------    ------------    ------------
                                                                          (Restated)
Net Loss, as reported .................   $(4,665,451)   $(16,519,564)   $(18,756,861)
    (+) Stock-based compensation cost
    reflected in the financial
    statements ........................          --              --         2,148,000
                                          -----------    ------------    ------------
    (-) Stock-based employee
    compensation expense under the fair
    value method ......................       850,844         939,844       2,314,711
                                          -----------    ------------    ------------
Pro-Forma Net Loss ....................   $(5,516,295)   $(17,459,408)   $(18,932,572)
                                          ===========    ============    ============
Pro-Forma Net Loss per Share-
  Basic and Diluted, as reported ......   $     (0.12)   $      (0.44)   $      (0.67)
                                          ===========    ============    ============
  Basic and Diluted, pro-forma ........   $     (0.14)   $      (0.47)   $      (0.68)
                                          ===========    ============    ============

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

COMMON STOCK PURCHASE WARRANTS

The Company accounts for the issuance of common stock purchase warrants issued with registration rights in accordance with the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

As a result of the consummation of the Share Exchange, the Company recorded the intrinsic value of 1,200,000 stock options issued to employees in May and July of 2002 of $2,148,000, based on the closing price of the Company's common stock of $1.80 on October 11, 2002 and representing the difference between the fair market value and the exercise price of $0.01 per share, or $1.79 per share. The intrinsic value of the stock options granted to these employees was recorded on the books of the Company because the options had a nominal exercise price and are subject to the SEC's cheap stock rules. In addition, these options were included in our calculation of weighted-average number of common shares outstanding.

Loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                                      December 31,
                                       -----------------------------------------
                                         2004             2003           2002
                                       ---------       ---------       ---------
                                                                      (Restated)

Options ........................       5,925,000       4,000,000       4,000,000
Warrants .......................          15,000          15,000          15,000
Convertible Notes ..............         201,648            --              --
                                       ---------       ---------       ---------
                                       6,141,648       4,015,000       4,015,000
                                       =========       =========       =========

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first interim or annual reporting period of the fiscal year that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

NOTE E - ADVANCES TO/FROM PROSPECTIVE ACQUIREE BUSINESSES

The Company made a series of working capital advances to TrustWave Corp., and Entelagent Software Corp., the acquisition candidates described in Note O - Subsequent Events. The majority of the advances were evidenced by notes and accrued interest at a rate of 10% per annum. The following table provides a summary of such advances, plus accrued interest, at December 31, 2002, 2003 and 2004:

                                           AGGREGATE WORKING CAPITAL ADVANCES
                                                   AS OF DECEMBER 31,
                                          --------------------------------------
                                             2004          2003          2002
                                          ----------    ----------    ----------
TrustWave Corp .....................      $        0    $        0    $  863,656
Entelagent Software Corp. ..........      $  943,088    $  841,588    $  284,998
                                          ----------    ----------    ----------
      TOTAL ........................      $  943,088    $  841,588    $1,148,654

The amounts advanced to TrustWave include $1,900,000 in cash advances funded directly by the Company since April 30, 2002 (Inception) and $340,000 funded by certain former officers and shareholders that are included in Notes payable to officers and stockholders. These notes were evidenced by notes and accrued interest at a rate of 10% per annum. Interest expense on these notes, totaling $340,000, amounted to $20,734, $47,207 and $46,450 during 2002, 2003 and 2004, respectively.

For the period from April 30, 2002 (Inception) through December 31, 2002, advances to TrustWave totaled $840,000. Advances to TrustWave in the first quarter of 2003 totaled $1,400,000. Then, as described in Note N, each of the Company and TrustWave Corp. terminated the proposed merger transaction during the quarter ended June 30, 2003, at which time the Company wrote-off the balance of advances plus accrued interest due from TrustWave due its uncertainty of collection and deferred transaction expenses amounting to $2,350,183. Accordingly, management deemed these amounts uncollectible and Patron wrote down the working capital advances and associated accrued interest due from TrustWave Corp., totaling $2,350,183.

The amounts due from Entelagent Software Corp. include $794,500 in cash advances funded directly by the Company since April 30, 2002 (Inception). Interest income on these notes amounted to $4,999, $66,589 and $77,000 during 2002, 2003 and 2004, respectively.

In 2004, the Company received an aggregate of $653,000 as cash advances from Complete Security Solutions, Inc., its current subsidiary, to pay certain legal fees and reimburse operating expenses incurred by officers. The amount was advanced without terms and will be eliminated on the books of the Company as of the date the merger with Complete Security Solutions, Inc., February 28, 2005.

NOTE F - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from four unrelated parties. Three of the notes representing this debt are demand notes with interest at rates of 10% per annum and remain outstanding at December 31, 2004. The other note was repaid in April of 2003 in the amount $25,000 plus accrued interest of approximately $2,050.

Interest expense on these notes amounted to $2,042, $58,062 and $69,500 during 2002, 2003 and 2004, respectively.

NOTE G - CONVERTIBLE NOTES

In 2002, the Company borrowed an aggregate amount of $145,000 from four unrelated third parties. The notes accrued interest at 8 percent and were convertible into shares of the Company's common stock with the contractual conversion price equal to the underlying fair market value at the date in which the conversion privilege is exercised. Interest expense on these notes amounted to amounted to $11,600 as of December 31, 2004.

The convertible note holders converted their notes and accrued interest to an aggregate of 201,648 shares of stock on December 28, 2004 at the fair market value price of $0.7766 per share, based on the three-day trailing average closing price of the Company's common stock ($0.75, $0.79, and $0.79).

NOTE H - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid an aggregate of $1,483,980 to cover expenses on the Company's behalf. Such expenses have been recorded in the accompanying financial statements with a corresponding obligation to reimburse the stockholder/officer. Included in such expenses is approximately $13,090 of expenses incurred by founders of the Company prior to incorporation for which the Company has agreed to reimburse the founders. As of December 31, 2004, approximately $913,306 has been reimbursed to the stockholders/officers in the aggregate.

The following table summarizes the operating expenses incurred and amounts repaid to officers and stockholders since April 30, 2002.

                                      EXPENSES
         REPORTING                    PAID BY          AMOUNTS
          PERIOD                      OFFICERS          REPAID          BALANCE
------------------------------       ---------        ---------        ---------

December 31, 2002 (Restated) .       $ 487,921        $ (18,000)       $ 469,921
------------------------------       ---------        ---------        ---------

December 31, 2003 ............         540,032         (456,628)         553,325
------------------------------       ---------        ---------        ---------

December 31, 2004 ............       $ 456,027        $(438,678)       $ 570,674
                                                                       =========


The expenses paid for the Company by the officers and stockholders are included in general and administrative expenses in the accompanying statement of operations.

In 2002, the Company, through its then Chief Executive Officer, Patrick J. Allin, agreed to reimburse recurring office expenses of the non-executive Chairman of the Board in the amount of $9,500 through June of 2003 and $15,000 per month May 2005. These amounts have been recorded as part of the expense reimbursements due to officers and stockholders.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Throughout its operating history, former officers (during the terms of their employment), current officers and certain stockholders of the Company, have provided financing to the company for working capital needs. In many cases, these individuals made payments directly to third parties to assist the Company with covering its operating expenses during times that its liquidity was constrained. These loans and advances amounted to $636,530, $1,271,530, and $1,315,224 at December 31, 2002, 2003 and 2004, respectively. These loans were originally made with contractual interest rates of 10% per annum and are due on demand. Accrued interest on these notes amounted to $23,830, $84,714 and $147,565 at December 31, 2002, 2003 and 2004, respectively.

In June of 2002, certain executive officers and directors provided funds to the Company for working capital advances to TrustWave Corp. totaling $40,000. On June 13, 2002, Robert E. Yaw II, non-executive Chairman of the Board, advanced $20,000 directly to TrustWave Corp. For this amount, the Company issued a note to Mr. Yaw, payable on demand and accruing interest at rate of 10% per annum. Although the Company has written off the loans payable by TrustWave, Patron intends to repay the principal and accrued interest under this note.

In July of 2002, certain executive officers, directors and shareholders provided funds to the Company for additional working capital advances to TrustWave Corp., totaling $300,000. On July 14, 2002, Robert E. Yaw II, non-executive Chairman of the Board and Maris J. Licis, now the Company's Director of Corporate Development advanced $50,000 and $25,000, respectively, for the benefit of TrustWave Corp. Other former executive officers, directors and shareholders advanced the remaining $225,000. For these amounts, the Company issued notes, payable on demand and accruing interest at rate of 10% per annum. Although the Company has written off the loans payable by TrustWave, the Company intends to repay the principal and accrued interest under this note to this executive officer and director.

From April 30, 2002 (Inception) to December 31, 2004, J. William Hammon, now the Company's Chief Marketing Officer, and his spouse, have advanced $345,712 in the aggregate to the Company. For $119,000 of this total amount, the Company issued two notes, payable on demand and accruing interest at a rate of 10% per annum. In an effort to secure legal counsel and pay certain reimbursable expenses, the Company completed two Private Placements of restricted securities for $200,000 in the aggregate, which funds were deposited into the personal bank account of Mr. Hammon. From this account, he paid certain outstanding obligations of the Company, including legal retainers and fees and reimbursable expenses of officers and stockholders. The $200,000 in private placement funds were netted against the total he advanced to the Company.

ADVANCES FROM STOCKHOLDERS

In April of 2004, a stockholder advanced the Company $40,012 to pay legal retainers. This amount was not evidenced by a non-interest bearing note payable to the stockholder that is due on demand.

NOTE I - NOTES COLLATERALIZED UNDER ACCOMMODATION AGREEMENTS

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the "Lender"), pursuant to which the Company would borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of the Company's common stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with the five stockholders wherein each stockholder pledged shares in return for the right to receive on or before November 17, 2003 the return of the pledged shares, or replacement shares in the event of default, and one additional share of common stock for every four shares as compensation. The Company also agreed to use its "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

In December 2002, the Company received approximately $450,000 of proceeds under the note and provided the Lender the pledged shares. Since that date, no additional proceeds have been provided by the Lender and repeated attempts have been made by the Company to secure the additional proceeds. The Company accounted for the Lender's failure to fund the facility and return the pledged shares as a loss on financing arrangement. Accordingly, the Company recorded a $1,047,728 loss during the year ended December 31, 2002 based on the difference between the estimated fair value of the replacement shares and actual funds received under the loan arrangement.

On March 13, 2003, the Company notified the shareholders that the Lender failed to fund the loan facility and return their pledged shares. Accordingly, the Company commenced settlement negotiations and arranged to issue 1,200,000 replacement shares to the stockholders who pledged their shares under the Accommodation Agreements. Accordingly, the Company fixed the measurement date for the fair value of the replacement shares as of March 13, 2003 and recorded an additional loss of $2,210,272 during the year ended December 31, 2003 for the difference between fair value of he replacement shares at the measurement date and the $1,047,728 loss recorded upon the Lender's failure to fund the facility. The aggregate fair value of the replacement shares less the amounts received from the Lender amounted to $3,258,000.

In addition to the above, the Accommodation Agreements provided for a penalty in the event of the Company failure to register the replacement shares on or before March 31, 2003. As a result, the company has accrued a penalty of 450,000 shares per quarter through December 31, 2004 for the five stockholders, in the aggregate. The Company intends to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue.

NOTE J - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Effective October 1, 2002, the Company entered into employment agreements with three officers, Patrick Allin, Richard Linting, and Brett Newbold, each with a three-year term. The minimum base compensation due in the aggregate under such agreements is $960,000 in year one, $1,140,000 in year two, and $1,320,000 in year three. On December 6, 2002, the Company entered into an employment agreement with Marie Graul, former Chief Financial Officer, for a three-year term and at an annual salary of $250,000.

Allin, Linting and Graul separated from their positions with the Company on February 20, 2004, June 30, 2003 and July 17, 2003, respectively. As a result, the Company has accrued the full amount of compensation as provided in each employee's agreement under circumstances of termination by the employee.

As described in "Legal Proceedings" below, the company has reached or is in the process of negotiating settlements with Allin, Linting and Graul.

Effective October 31, 2002, the Company entered into employment agreements with seven employees located in the United Kingdom under various levels of base compensation. Due to limited financial resources, these employees either terminated or voluntarily separated from their position with the Company in 2003. Under the terms of each of their agreements, the Company is obligated to provide 3-months severance in salary and benefits. Accordingly, the Company accrued an aggregate of $414,416 for unpaid salary, benefits and reimbursable expenses through the date of termination and 3-months severance for salary, car allowance and benefits.

One of the employees was paid $155,000 in December of 2004, representing the balance and settlement of his accrued salary, accrued expenses, benefits, severance, and option grants.

Effective December 2, 2004, the Company entered into employment agreements with Maris J Licis, the Company's Director of Corporate Development and another individual, each with a one-year term. The minimum base compensation due in the aggregate under these agreements is $240,000 annually. The agreements provide for terms by which each employee may earn bonuses, severance payments, and other incentive compensation. In addition, both employees were granted 250,000 fully-vested options each, at an exercise price of $0.93 per share. As of December 31, 2004, the total accrued, but unpaid salary for these employees amounted to $20,000 as provided in their respective employment agreements.

CONSULTING AGREEMENT

Effective March 24, 2004, the Company entered into a one-year consulting agreement with Frank Mazzola to provide bridge capital, capital market advice, review and selection of investment bankers and capital market principals, and merger and acquisition advice in exchange for 500,000 shares of common stock.

Effective June 4, 2004 and August 8, 2004, the Company entered into second and third concurrent one-year consulting agreements, respectively, under the same terms as the March 24, 2004 consulting agreement, with Mr. Mazzola. Notwithstanding any provisions under Regulation D, Rule 144, or any registration statement the Company may file, the consultant has agreed to a lock-up period of one (1) year from the effective date of the consulting agreement, during which the consultant may not sell, transfer, assign, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of or trade any shares of stock issued pursuant to the consulting agreement.

As of December 31, 2004 the Company issued 500,000 shares of common stock to Mr. Mazzola. In April of 2005, the Company issued the remaining 1,000,000 shares of common stock to satisfy our commitment under the terms of the three consulting agreements.

The fair value of the shares issued under the three concurrent consulting agreements, in the aggregate, is $1,159,000. Under the terms of each consulting agreement, the stock to be issued to Mr. Mazzola is non-forfeitable. Therefore, the Company has recorded the fair value of the stock based on the effective dates of the agreements and have amortized the charges over each of the one-year terms.

On March 24, 2004, the Company recorded $210,000 in deferred compensation for the 500,000 shares to be issued to Mr. Mazzola based on the closing stock price of $0.42. The amortized compensation for the quarter ended March 31, 2004 was $17,500.

On June 4, 2004, the Company recorded an additional $349,500 in deferred compensation for the 500,000 shares to be issued based on a closing stock price of approximately $0.70 per share. The aggregate amortized stock-based compensation amount at June 30, 2004 was $99,125.

On August 4, 2004, the Company recorded an additional $599,500 in deferred compensation for the 500,000 shares to be issued to Mr. Mazzola based on the closing stock price of approximately $1.20 on that date. The aggregate amortized stock-based compensation amount at September 30, 2003 was $338,917.

As of December 31, 2004, the aggregate amortized compensation for Mr. Mazzola was $628,667, with the remaining $530,333 in deferred compensation to be amortized in 2005.

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, a former President and Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of our common stock in reliance upon certain of our press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning our plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent Software Corp. (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The issue has been fully briefed but the Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. The Company believes the Plaintiff's claims are without merit and intend to continue to defend against them through trial, if necessary. The amount of loss, if any, with respect to the claim cannot be predicted or quantified at this time and, therefore, no amounts have been recorded on the books of the Company.

Cook Associates, Inc. ("Cook Associates") filed a complaint against us in the Circuit Court of Cook County, Illinois, on October 7, 2004, alleging breach of contract. Cook Associates alleges that the Company contracted with Cook Associates to provide certain executive search services and advice regarding potential mergers and acquisitions pursuant to Cook Associates' standard fees policy to which the Company allegedly agreed. Cook Associates maintains that it provided those services to the Company and is seeking approximately $528,081 in damages. The Company believes it has valid defenses to the claims. Nonetheless, the Company believes it is in its best interests to reach a reasonable resolution to this matter and to avoid costly litigation. Accordingly, the Company is currently in negotiations with Cook and believes it will reach a reasonable settlement of all claims and potential claims without any material adverse effects.

In December of 2004, Patrick Allin, former Vice Chairman and Chief Executive Officer informed the Company of his intent to assert several claims against the Company for (1) sums allegedly owed under his employment agreement with the Company, in the aggregate amount of approximately $2,173,234, (2) indemnification from the Company in the amount of $850,000 for the value of the shares tendered by him to Sherleigh in connection with his settlement of that action, (3) the Company's alleged failure to remove restrictive legends from a total of 6,500,000 shares of the Company's common stock owned by him and Allin Dynastic Trust, an affiliated entity, and (4) amounts payable to him under the terms of demand notes in the amount of $146,000 plus accrued interest. On June 6, 2005, the Company settled these claims as described below in Note O - Subsequent Events. As a result of the settlement, the Company accrued for certain liabilities and an additional reserve for the stock the Company agreed to repurchase from him.

In December of 2004, Marie Graul, a former Chief Financial Officer, informed the Company that she intends to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company.

The Company believes it has valid defenses to the claims. Although the Company has been working to settle this claim with Ms. Graul, the Company believes this claim will enter Arbitration proceedings. For Ms. Graul, the Company has recorded accrued, but unpaid, salary of $95,139 from the start of her employment through the date of termination, or July 17, 2003. In addition, Ms. Graul's employment agreement specifies that if her agreement was terminated for any reason before January 1, 2004, she would be entitled to a bonus of 25% of her base salary, or $62,500. Therefore, the Company believes the total accrued, but unpaid payroll due to Ms. Graul under the terms of her employment agreement is $157,639. Any additional amounts the Company may owe Mr. Graul as a result of the Arbitration proceedings are not estimable at this time.

As described in Note O, Richard L. Linting filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois that the Company believes is likely to be settled.

While the Company believes its has defenses to the claims noted above, notwithstanding the fact that the Company intends to vigorously defend these actions, there can be no assurance the Company will be successful in its defense of any of these claims. In the event the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

SEC INVESTIGATION - Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act, the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain actions of, among others, the Company, certain of its officers and directors and others violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by the Company on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various consultants of the Company, and (ii) whether in connection with the purchase or sale of shares of common stock, certain officers and directors of the Company and others (a) sold common stock in violation of
Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of the Company's press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against the Company, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against the Company, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely the Company's ability to have its common stock become listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, the Company being able to sell its securities and/or have its securities registered with the SEC and/or in various states and/or the Company's ability to implement its business plan. To date, the Company's legal counsel representing the Company in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against the Company, its officers, directors and/or others.

NOTE K - STOCKHOLDERS' DEFICIENCY

ISSUANCE OF FOUNDERS' STOCK AND SHARE EXCHANGE TRANSACTION

As described in Note A, on October 11, 2002, CPS, Patron and the stockholders of Patron consummated a share exchange pursuant to an Amended and Restated Share Exchange Agreement, whereby CPS issued to each Patron stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems' capital stock, an aggregate of 25,000,000 shares of CPS common stock. CPS has an aggregate of 2,687,200 shares outstanding at the time of the merger.

COMMON STOCK FOR SERVICES

On October 11, 2002, the Company issued 2,201,688 shares on the closing date of the Share Exchange Transaction to third parties for past services rendered with a fair value of $3,963,038.

On November 7, 2002, the Company issued 300,000 shares of its common stock in consideration for services provided to the Company by Stronghold & Associates. The fair value of these shares, which amounted to $450,000, was recorded as a stock based compensation charge.

On December 20, 2002, the Company entered into consulting agreements with two consultants providing services to the Company related to prospective mergers, identifying strategic investors, and identifying potential customers and business partners. The term of each agreement is for two years. For and as consideration for the services provided pursuant to the consulting agreements, the Company issued 2,125,000 shares of its common stock with a fair value of $3,718,750.

On March 31, 2003, the Company issued an aggregate of 2,250,000 fully vested non-forfeitable shares of common stock with aggregate fair value of $7,560,000 to Mr. Rashid Qajar and Paul Harary for services rendered in connection with the Company's proposed acquisition of TrustWave and other general business matters.

On September 13, 2004, the Company issued 40,000 shares of its common stock with a fair value of $10,000 in consideration for services provided to by Alvin I Siegel. On September 13, 2004, the Company issued 200,000 shares of its common stock with a fair value of $50,000 in consideration for services provided to us by Joseph K Lemel.

On December 14, 2004, the Company issued 500,000 shares of its common stock in consideration of a consulting agreement the Company entered into with Frank G Mazzola. The Company accounted for the fair value of these services as deferred compensation, of which $628,668 was amortized and included in compensation expense in the accompanying statement of operations for the year ended December 31, 2004. As of December 31, 2004, 1,000,000 shares of common stock were accrued, but not yet issued, to Mr. Mazzola under the terms of his agreement with the Company. These shares were later issued April 20, 2005.

COMMON STOCK ISSUED IN CONNECTION WITH COLLATERALIZED FINANCING ARRANGEMENTS

On December 12, 2002, the Company entered into a loan agreement with Mercatus & Partners Ltd., a financing group ("Mercatus"), for a collateralized loan for $3,000,000. As collateral for this loan, the Company placed in escrow 8,823,529 shares of common stock with an aggregate fair market value of $13,235,293. On January 3, 2003, the Company entered into another loan agreement with Mercatus for a collateralized loan of $1,500,000. The loan agreement was not funded and was subsequently terminated. On October 28, 2004, the Company cancelled the shares and notified its transfer agent that such shares should be removed from its outstanding stock. The shares held in escrow for the proposed collateralized loan from Mercatus were not included in the Company's issued and outstanding shares of common stock for the purposes of computing Basic and Diluted Net Loss per Share.

On March 13, 2003, the Company issued 1,200,000 shares of restricted common stock as replacement shares to the stockholders who pledged their registered shares as collateral under the Accommodation Agreements described in Note I. In addition, the Accommodation Agreements provided for a penalty in the event the Company failed to register the replacement shares on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter through December 31, 2004 for the five stockholders, in the aggregate. The Company recorded a charge of $2,541,900, in the aggregate, as of December 31, 2004 based upon amounts accrued of $1,107,000 in 2003 and $1,434,900 in 2004.
The Company intends to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue.

COMMON STOCK ISSUED IN PRIVATE PLACEMENT TRANSACTIONS

On March 20 and March 31, 2003, the Company issued an aggregate of 1,000,000 shares each of its common stock to Sherleigh Associates, Inc. Profit Sharing Plan in Private Placement transactions of 500,000 shares each. The net proceeds of these transactions were $2,000,000. The Company is currently in litigation with Sherleigh Associates, Inc. as described above in Legal Proceedings.

On March 31, 2003, the Company issued 162,500 shares of its common stock to two investors for net proceeds amounting $649,985.

On April 4, 2003, the Company issued 125,000 shares of its common stock to a single investor for net proceeds amounting to $250,000.

In May of 2004, the Company received $200,000 in proceeds in private placement transactions with two investors. The Company issued 714,824 shares, in the aggregate, on September 13, 2004 in consideration of these funds. The funds received in these transactions were remitted directly to J. William Hammon, a stockholder and affiliate who (as of February 28, 2005) became the Company's Chief Marketing Officer, as a reduction of funds he advanced to the Company.

On August 24, 25 and September 13, 2004, the Company received an aggregate of $500,000 in private placement transactions from 8 investors. The Company later issued 500,000 shares, in the aggregate, on December 14, 2004 in consideration of these funds.

STOCK OPTIONS FOR SERVICES

In October 2002, options to purchase 2,800,000 shares of the Company's common stock were granted to certain outside consultants for services rendered through December 31, 2003. In accordance with EITF 96-18, the Company recognized as an expense approximately $4,676,000 representing the fair value relating to such options. The fair value of the options at the date of grant was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 3.68 percent; expected dividend yield zero percent; expected option life of 10 years; and expected volatility of 87 percent.

In December 2004, options to purchase 1,500,000 shares of the Company's common stock were granted to three advisors at a price of $0.25 per share, vesting quarterly over a period of one year commencing on March 31, 2005. On December 31, 2004, the fair value of these options was $945,000 based on a closing price of the Company's common stock of $0.63. The Company has booked the fair value as deferred compensation and will amortize this amount over the vesting periods in 2005 and 2006.

NOTE L - EMPLOYEE STOCK OPTIONS

STOCK OPTION GRANTS

In May and July 2002, options to purchase 1,200,000 shares of the Company's common stock were granted to employees at an exercise price of $0.01 per share with vesting periods of three years. Under the provisions of APB Opinion No. 25 and related interpretations, no compensation expense was required to be recorded by the Company on these options at the date of grant since the exercise price of such options was equal to the fair market value at the date of grant. As a result of the Share Exchange, completed on October 11, 2002, the Company effectively completed an Initial Public Offering (IPO) of its stock, which requires the options to be re-priced at the intrinsic value of the shares on that date. Therefore, the Company has computed the intrinsic value of these options to be $2,148,000, based upon the closing price of Patron's stock on October 11, 2002, or $1.80 per share.

In November 2002, options to purchase 800,000 shares of the Company's common stock were granted in conjunction with seven employment agreements executed in the United Kingdom, exercisable at a price of $4.00 per share, the trading price of the underlying stock on November 1, 2002. The options vest over a three year period and are not subject to each employee's continued employment. The fair value of the options on the date of grant was $1,832,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 4.05 percent; expected dividend yield zero percent; expected option life of three years; and expected volatility of 87 percent.

In December 2004, the Company entered into a cash settlement agreement with a United Kingdom employee in which 75,000 of these options were terminated. Accordingly, the Company has reduced the total fair value on the options to the United Kingdom employees as outlined above to $1,660,250 based on 725,000 options outstanding.

In December 2002, an officer of the Company, in conjunction with the officer's employment agreement, was granted an option to purchase 400,000 shares of common stock at an exercise price of $2.05 per share, the trading price of the underlying stock on the date of grant. The option vests quarterly over three years subject to the officer's continued employment and the options have a ten-year life. The fair value of the options at the date of grant was $468,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 3.24 percent; expected dividend yield zero percent; expected option life of three years; and expected volatility of 87 percent.

In December of 2004, options to purchase 500,000 shares of the Company's common stock were grated in connection with two employment agreements, exercisable at a price of $0.93 per share, the 5-day trailing average price of the underlying stock on December 2, 2004. The options vest immediately and are not subject to each employee's continued employment. The fair value of the options on the date of grant was $340,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 4.23 percent; expected dividend yield zero percent; expected option life of three years; and current volatility of 124.8 percent.

The following table summarizes the changes in options and warrants outstanding and the related exercise prices for the shares of the Company's common stock:

                                                    Stock Options
                                                       Weighted
                                                       Average
                                                       Exercise
                                      Shares            Price        Exercisable
                                    ----------       ----------       ----------

Outstanding at:
  April 30, 2002 (Restated) ....          --               --              --
                                    ==========       ==========       ==========
  Granted ......................     5,215,000       $     1.04            --
  Cancellations & Forfeitures ..          --               --              --
  Exercised ....................          --               --              --
                                    ----------       ----------       ----------
Outstanding at:
  December 31, 2002 (Restated) .     5,215,000             1.04        1,010,086
                                    ==========       ==========       ==========
  Granted ......................       600,000             --              --
  Cancellations & Forfeitures ..      (600,000)            --              --
  Exercised ....................          --               --              --
                                    ----------       ----------       ----------
Outstanding at:
  December 31, 2003 ............     5,215,000             1.04        3,046,841
                                    ==========       ==========       ==========
  Granted ......................     2,000,000             0.71          500,000
  Cancellations & Forfeitures ..       (75,000)            --              --
  Exercised ....................          --               --              --
                                    ----------       ----------       ----------
Outstanding at:
  December 31, 2004 ............     7,140,000       $     0.94        5,216,924
                                    ==========       ==========       ==========

The following table summarizes additional information about outstanding and exercisable stock options and warrants at December 31, 2004.

                                             Weighted-
                                              average             Weighted-                            Weighted-
    Range of              Number            remaining             average           Number              average
 exercise prices        outstanding       contractual life      exercise price    exercisable        exercise price
------------------    --------------      ----------------      --------------   --------------      --------------
    $0.01 - $0.60         4,000,000                 7.76            $    0.42        3,800,003           $    0.44
    $0.61 - $2.05         2,415,000                 9.64            $    0.93          915,000           $    1.43
    $2.06 - $4.00           725,000                 7.84            $    4.00          501,921           $    4.00
                      --------------                                             --------------
                          7,140,000                                                  5,216,924
                      ==============                                             ==============

NOTE M - INCOME TAXES

As of December 31, 2004 the Company has incurred book losses since its inception of approximately $39.9 million and, as a result, believes it has substantial deferred start-up costs and net operating loss carry-forwards that may be available to off-set future taxable income, if any, through 2024.

The company is currently delinquent with respect to filing its Federal and state income tax returns and therefore has not quantified the amounts or nature of its deferred tax assets. The Company has established a 100% valuation allowance for the deferred tax assets arising from the net operating loss and other temporary differences as management believes that it is more likely than not that their benefit, if any, will not be realized in the future.

The utilization of the net operating losses may be subject to substantial limitations due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions in addition to the Company's failure to file its income tax returns on a timely basis. Such limitations may result in the expiration of the net operating losses prior to their utilization.

NOTE N - COST OF ACQUISITION NOT CONSUMMATED

On November 23, 2002, Systems, TWC Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of Systems ("TrustWave Mergerco"), and TrustWave Corp., a Maryland corporation, entered into an Agreement and Plan of Merger, as subsequently amended (the "TrustWave Merger Agreement"), whereby TrustWave Corp. would have merged with and into TrustWave Mergerco with TrustWave Mergerco surviving as a wholly owned subsidiary of Systems (the "TrustWave Merger"). In connection with the TrustWave Merger, shareholders of TrustWave Corp. would have received, in the aggregate: (1) $20,000,000 in cash, 50 percent of which would have been paid at the closing of the TrustWave Merger and 50 percent of which would have been paid not later than three months after the closing of the TrustWave Merger; and (2) approximately 8,850,000 shares of the common stock of Systems, subject to a one-time increase of up to 100 percent in the event that the shares of the common stock of Systems failed to trade at or above $12 per share, on average, over the 21 days prior to and including the first anniversary of the closing date. In addition, Systems would have issue approximately 2,150,000 stock options to then current TrustWave Corp. option holders. See Note J for description of financing which would have been used to fund this transaction.

The TrustWave Merger had been approved by the Boards of Directors of Systems, TrustWave Mergerco and TrustWave Corp. The TrustWave Merger was intended to be a tax-free reorganization under the Internal Revenue Code. In connection with the consummation of the TrustWave Merger, certain executive officers of TrustWave Corp. would have executive employment agreements with Patron Systems.

In connection with this transaction, Systems was required to provide pre-closing working capital financing to TrustWave Corp. Advances under such notes bear interest at 10 percent per annum and were repayable on demand. Total outstanding advances under such notes at June 30, 2003, were $2,240,000 plus $110,183 in accrued interest.

In July of 2003, each of the Company and TrustWave Corp. terminated the TrustWave Merger Agreement. Accordingly, management deemed these amounts uncollectible and Patron wrote down the working capital advances and associated accrued interest due from TrustWave Corp., totaling $2,350,183.

On February 28, 2005, the Company announced it had entered into a Strategic Alliance Partnership with TrustWave Corp. ("TrustWave"). Under the terms of the partnership, both companies agreed to hold harmless the other from any legal obligations arising from the terminated TrustWave Merger Agreement, including the working capital advances by Systems to TrustWave Corp. The parties also agreed that Patron would become a reseller of TrustWave's professional services.

NOTE O - SUBSEQUENT EVENTS

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3.5 million financing (the "Interim Bridge Financing I") through the issuance of (i) 10% Senior Convertible Promissory Notes and (ii) Warrants to purchase up to 1,750,000 shares of the Company's common stock. The Warrants have a term of 5 years and an exercise price of $0.70 per share. On February 28, 2005, the warrants had a fair value of $1,837,500 based on a closing price of $1.05 per share. Prior to maturity, the Senior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Senior Convertible Promissory Notes have an initial term of 120 days, with an option for the Company to extend the term for an additional 60 days, and pay interest at a rate of 10% per annum.

Upon the extension of the maturity date of the Senior Convertible Promissory Notes, the associated interest payable will be increased to 12% per annum, and the Company will be required to issue warrants to purchase such number of shares of the Company's common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The warrants issuable upon extension of the maturity date of the Senior Convertible Promissory notes will have a term of 5 years and an exercise price of $0.70 per share. In addition, if the Senior Convertible Promissory Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of the Company's common stock for each $1.00 of principal amount then outstanding.

The warrants issuable in connection with the non-payment of the Senior Convertible Promissory Notes may only be exercised by a holder's delivery of its Senior Convertible Promissory Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Senior Convertible Promissory Note. The Company has agreed to file with the SEC a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the Warrants.

The Company sold these securities to thirty-three accredited investors introduced by Laidlaw & Company (UK) Ltd. ("Laidlaw"). Laidlaw acted as placement agent in the Interim Bridge Financing I. For its services as placement agent, the Company paid Laidlaw a cash fee of $420,000, including the reimbursement of costs, and issued to Laidlaw and/or its designees warrants to purchase up to 350,000 shares of the Company's common stock at an exercise price of $0.70 per share.

Separate from the Interim Bridge Financing I, in connection with the receipt of corporate finance services relating to the Entelagent, LucidLine and CSSI mergers, the Company also paid Laidlaw & Company a cash fee of $300,000 and issued to Laidlaw and/or its designees warrants to purchase up to 300,000 shares of the Company's common stock at an exercise price of $0.70 per share.

The issuance and sale of the securities issued or issuable in connection with the Interim Bridge Financing I were exempt from the registration and prospectus delivery requirements pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

MERGER WITH COMPLETE SECURITY SOLUTIONS, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, the Company's merger with Complete Security Solutions, Inc. ("CSSI") became effective. The merger was consummated pursuant a definitive Supplemental Agreement and the Agreement and Plan of Merger, entered into as of February 24, 2005, each among the Company, CSSI Acquisition Co. I, Inc., a wholly-owned subsidiary of the Company and CSSI. Pursuant to the terms of the Supplemental Agreement and Agreement and Plan of Merger with CSSI, CSSI Acquisition Co. I, Inc. merged with and into CSSI, with CSSI surviving the merger as a wholly-owned subsidiary of the Company. The Company believes the acquisition of CSSI supports its long-term strategic direction and provides a platform for trusted security services and next generation security products.

In connection with the CSSI merger, the Company will issue 7,500,000 shares of common stock with an aggregate fair value of $6,225,000 in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 and warrants to purchase 2,250,000 shares of common stock in exchange for the outstanding shares of the preferred stock of CSSI. The warrants have a term of 5 years, an exercise price of $0.70 per share and an aggregate fair value of $1,575,000. The subordinated promissory notes and warrants were issued to Apex Investment Fund V, L.P., The Northwestern Mutual Life Insurance Company, and Advanced Equities Venture Partners I, L.P.

The subordinated promissory notes issued to the holders of the outstanding preferred stock of CSSI have an initial term of 120 days, with the Company's option to extend the term for an additional 60 days, are interest free and automatically convert into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. If the subordinated promissory notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The warrants issuable in connection with the non-payment of the subordinated promissory notes may only be exercised by a holder's delivery of its subordinated promissory note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such subordinated promissory note.

The Company has agreed to register the resale of the 7,500,000 shares of common stock issued to the holders of the outstanding common stock of CSSI and the 2,250,000 shares of common stock issuable upon the exercise of the warrants issued to the holders of the outstanding preferred stock of CSSI at such time as the Company next files a registration statement with the SEC.

MERGER WITH LUCIDLINE, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, the Company's merger with LucidLine, Inc. ("LucidLine") became effective. The merger was consummated pursuant to a definitive Supplemental Agreement and the Agreement and Plan of Merger entered into as of February 24, 2005, each among the Company, LL Acquisition I Corp., a wholly-owned subsidiary of the Company and LucidLine. The Company believes the acquisition of LucidLine supports its long-term strategic direction and provides a platform for trusted security services and next generation security products.

Pursuant to the terms of the Supplemental Agreement and Agreement and Plan of Merger with LucidLine, LL Acquisition I Corp. merged with and into LucidLine, with LucidLine surviving the merger as a wholly-owned subsidiary of the Company. In connection with the LucidLine merger, the Company will issue 4,400,000 shares of common stock with an aggregate fair value of $3,652,000 and $200,000, in the aggregate, in exchange for the outstanding shares of the capital stock of LucidLine. The cash portion of the merger consideration was disbursed on February 28, 2005. The Company has agreed to register the resale of the shares of common stock issued to the holders of the outstanding capital stock of LucidLine at such time as the Company next files a registration statement with the SEC.

MERGER WITH ENTELAGENT SOFTWARE CORP.

On November 24, 2002, Systems, ESC Acquisition, Inc., a California corporation and wholly owned subsidiary of Systems ("Entelagent Mergerco"), and Entelagent Software Corp., a California corporation ("Entelagent"), entered into an Agreement and Plan of Merger, (the "Entelagent Merger Agreement") whereby Entelagent Mergerco would be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Systems (the "Entelagent Merger"). Systems, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement (the "Entelagent Supplemental Agreement").

On February 24, 2005, the Company entered into a definitive Amended and Restated Supplemental Agreement pursuant to which Entelagent Mergerco would merge with and into Entelagent, with Entelagent surviving the merger as a wholly-owned subsidiary of the Company. The Amended and Restated Supplemental Agreement amended and restated the Entelagent Supplemental Agreement. The Company believes the acquisition of Entelagent supports its long-term strategic direction and provides a platform for trusted security services and next generation security products.

On March 30, 2005, pursuant to the filing of an Amended and Restated Agreement and Plan of Merger, the Company's merger with Entelagent became effective. The Amended and Restated Agreement and Plan of Merger amended and restated the Entelagent Merger Agreement. The Amended and Restated Agreement and Plan of Merger received a filing date of April 28, 2005 from the Secretary of State of the State of California.

In connection with the Entelagent Merger, the Company will issue 3,000,000 shares of the Company's common stock ("common stock") with an aggregate fair value of $2,100,000 in exchange for all of the outstanding shares of the capital stock of Entelagent. The Company has agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as the Company next files a registration statement with the SEC. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, the Company also agreed to (i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) repay $1,351,000 in outstanding liabilities of Entelagent from the net proceeds of the Interim Bridge Financing I described above.

Outstanding loans made by CSSI to the Company, Entelagent and LucidLine, in the aggregate of approximately $2,400,000 were cancelled as a result of the three acquisitions described above, by virtue of the consolidation of the financial statements of all of such companies with the financial statements of the Company.

LITIGATION WITH RICHARD LINTING

In April of 2005, Richard L. Linting, a former President of our Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. The Company believes it has valid defenses to the claims. Nonetheless, the Company has been working to settle this claim with Mr. Linting and believe, based on discussions with our legal counsel, Mr. Linting will settle this matter for amounts of cash and stock approximately equal to amounts already accrued on our books as of the date of his termination.

SETTLEMENT  WITH  PATRICK J. ALLIN,  FORMER VICE  CHAIRMAN  AND CHIEF  EXECUTIVE
OFFICER

On June 6, 2005, the Company entered into a settlement of certain claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and a former member of the Company's Board of Directors, against the Company. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Mr. Allin and The Allin Dynastic Trust, the Company agreed to pay to Mr. Allin, in settlement of Mr. Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000) payable as follows: (i) Two Hundred Thousand Dollars ($200,000) payable upon execution of the Settlement Agreement and Mutual Release and (ii) Nine Hundred Fifty Thousand Dollars ($950,000) payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release terminates by its terms if the Company does not consummate a follow-on-financing by August 15, 2005. The Company has fully reserved for the amount at February 21, 2004. The Company had already accrued an aggregate of $927,167 in amounts repayable to Mr. Allin at February 21, 2004. The difference between the amounts already accrued and the cash settlement amount of $216,507 has been reserved on the books of the Company under Accruals and Contingencies.

Pursuant to the Settlement Agreement and Mutual Release, the Company also agreed to purchase from Mr. Allin and The Allin Dynastic Trust an aggregate of four million (4,000,000) shares of the Company's common stock as follows: (i) two million (2,000,000) shares (the "Initial Shares") through the issuance of promissory notes in the aggregate principal amount of One Million Six Hundred Thousand Dollars ($1,600,000) and (ii) two million (2,000,000) shares (the "Remainder Shares") through a cash payment from the proceeds of a follow-on-financing by the Company, at a price per share equal to the lesser of
(a) $.50 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $.50 per share, Mr. Allin and/or The Allin Dynastic Trust may, at their option, refuse to sell any or all of the Remainder Shares to the Company. The Initial Shares are to be held in escrow pursuant to a mutually agreed upon Escrow Agreement to be subsequently entered into between the parties. Each of Mr. Allin and The Allin Dynastic Trust have agreed to lock-up their shares until the shorter of (y) the six month period subsequent to the consummation of a follow-on-financing and (z) the date on which the next registration statement filed by the Company becomes effective.

The promissory notes issued to purchase the Initial Shares bear interest at an annual rate of 8%, with interest payments due and payable on the last day of August, November, February and May during the term of the promissory notes, with a maturity date of June 30, 2006. In addition, if the Company defaults on certain terms under the promissory notes, and such default remains uncured for five days, all payments under the promissory notes accelerate and the Company agrees to confess to a judgment against the Company in a court of the promissory note holder's choosing in Cook County, Illinois. In the alternative, the holders of the promissory notes may demand that the shares purchased by the promissory notes be returned in fulfillment of all obligations remaining under such promissory notes.

As a result of this agreement to repurchase shares of common stock from Mr. Allin and The Allin Dynastic Trust, the Company has applied hindsight to record certain liabilities and adjustments to equity. On February 21, 2004, for the first 2 million shares, the Company recorded a note payable to Mr. Allin amounting to $1,738,667, representing $1,600,000 in principal and $138,667 interest payable quarterly from June 6, 2005 to June 6, 2006. On June 6, 2005, the closing price of our common stock was $0.65, representing a stock buy-back commitment based on the fair value of the 2 million shares of common stock of $1,300,000. The remaining $438,667 was recorded as a litigation loss.

For the Remainder Shares, the Company recorded $1,000,000 for the intrinsic value of the 2 million shares of common stock subject to Mr. Allin's put right. The Company also reduced the number of shares issued and outstanding by 2 million shares as of February 21, 2004. However, the Company did not remove these shares from the number of shares issued and outstanding for the purposes of computing Net Loss per Share on our Statements of Operations.

In the event the stock issued in the Company's proposed follow-on financing is issued at less than $0.50 per share and Mr. Allin refuses to sell the Remainder Shares to the Company, this amount will be eliminated on the books of the Company.

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a new $2.543 million financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes and (ii) Warrants to purchase up to 1,271,500 shares of our common stock. The Warrants have a term of 5 years and an exercise price of $0.60 per share. On June 6, 2005, the warrants had a fair value of $826,475 based on a closing price of $0.65 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Junior Convertible Promissory Notes have an initial term of 120 days, with an option for the Company to extend the term for an additional 60 days, and pay interest at a rate of 10% per annum. Upon the extension of the maturity date of the Junior Convertible Promissory Notes, the associated interest payable will be increased to 12% per annum, and the Company will be required to issue warrants to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal amount outstanding. The warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes will have a term of 5 years and an exercise price of $0.60 per share. In addition, if the Junior Convertible Promissory Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of the Company's common stock for each $1.00 of principal amount then outstanding. The warrants issuable in connection with the non-payment of the Junior Convertible Promissory Notes may only be exercised by a holder's delivery of its Senior Convertible Promissory Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Junior Convertible Promissory Note. The Company has agreed to file with the Securities and Exchange Commission a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the Warrants.

The Company sold these securities to seven accredited investors introduced by Laidlaw & Company (UK) Ltd. ("Laidlaw"). Laidlaw acted as a broker in the Interim Bridge Financing II. For its services as a broker, the Company paid Laidlaw a cash fee of $305,160, including the reimbursement of costs, and issued to Laidlaw and/or its designees warrants to purchase up to 152,580 shares of the Company's common stock at an exercise price of $0.60 per share.

The issuance and sale of the securities issued or issuable in connection with the Interim Bridge Financing II were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ADDITIONAL BRIDGE FINANCING RECEIVED FROM APEX INVESTMENT FUND V, LP

On March 31, 2005, Patron received $500,000 in financing from Apex Investment Fund V, LP ("Apex"). On April 15, 2005, Patron received an additional $200,000 from Apex. Then, on May 2, 2005, Patron received $200,000 from Apex. Finally, on June 16, 2005, Patron received $750,000 from Apex. The total amount received was $1,650,000.

In consideration of this financing from Apex, the parties have mutually agreed that Apex will be offered the same terms as investors in the Interim Bridge Financing II, described above. This mutual agreement was entered into on a verbal basis. As of the date of this filing, Apex and Patron have not yet entered into definitive agreements to cover the terms of this $1,650,000 financing but will do so at the earliest practicable date.

NOTE P - CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The Company's condensed balance sheets, at March, June and September of 2003 and 2004, and the related condensed consolidated statements of operations, and cash flows for the quarterly and year to date periods that the Company is required to present under Regulation SB are presented below.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments considered necessary to make the financial position, results of operations, and cash flows not misleading as of each of the quarterly periods presented.

Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002, 2003 and 2004 presented elsewhere herein.

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE INTERIM PERIODS DURING THE YEAR ENDED DECEMBER 31, 2003

The Company, in connection with re-filing its unaudited interim financial statements for each of the quarterly and year-to-date periods ended March 31, June 30, and September 30, 2003 with the Securities and Exchange Commission, discovered that it had understated its losses for each of the aforementioned periods.

The loss for the quarter ended March 31, 2003 was understated by $23,591, which principally consisted of $125,000 in cash charges related to the Share Exchange, offset by general and administrative expense and the overstatement of interest income.

The loss for the quarter ended June 30, 2003 was understated by $7,868,224, which principally consisted of a stock-based compensation charge of $7,123,200, stock-based penalties payable to certain stockholders in the amount of $675,000 associated with a collateralized financing arrangement, a $248,736 write-off of expenses incurred in connection with a business combination that was not consummated, offset by reductions in general and administrative expense and interest expense.

The loss for the quarter ended September 30, 2003 was understated by $206,997, which principally related to penalties payable to certain stockholders in the amount of $322,500 associated with the collateralized financing arrangement, offset by the $248,735 charge associated with the business combination that we did not consummate that was determined to be more appropriately recorded in the quarter ended June 30, 2003, plus additional general and administrative expenses and interest expense.

As such, the Company recorded the additional expenses in its statements of operations for the interim periods ended March 31, June 30 and September 30, 2003 and increased its accumulated deficits by the amount of the understatement to its loss.

CONDENSED CONSOLIDATED BALANCE SHEETS

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,       JUNE 30,      SEPTEMBER 30,     MARCH 31,
                                                           2003            2003            2003            2004
                                                       ------------    ------------    ------------    ------------
                                                        (RESTATED)      (RESTATED)      (RESTATED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ..........................   $    130,452    $    122,743    $     23,683    $          8
Pre-paid expenses ..................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------

TOTAL CURRENT ASSETS ...............................        130,452         122,743          23,683               8

ADVANCES TO PROSPECTIVE ACQUIREE BUSINESSES ........      3,028,021         803,088         822,338         860,838
DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS         294,460          58,828          58,828          58,828
                                                       ------------    ------------    ------------    ------------

TOTAL ASSETS .......................................   $  3,452,933    $    984,659    $    904,849    $    919,674
                                                       ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable ...................................   $  1,261,003    $  1,501,670    $  1,490,371    $  1,559,307
Accrued interest payable to stockholders ...........         47,557          78,644         111,732         189,507
Demand notes payable ...............................        720,000         695,000         695,000         695,000
Convertible notes payable ..........................        145,000         145,000         145,000         145,000
Advances from prospective acquiree businesses ......           --              --              --              --
Expense reimbursements due to officers and
   stockholders ....................................        263,279         381,996         478,019         753,561
Accrued payroll and payroll related expenses .......      1,169,955       1,554,114       1,825,124       2,080,569
Consulting agreements payable ......................           --              --              --              --
Notes payable to officers and stockholders .........        636,530         636,530         636,530         516,627
Advances from stockholders .........................           --              --              --              --
                                                       ------------    ------------    ------------    ------------

TOTAL CURRENT LIABILITIES ..........................      4,243,324       4,992,954       5,381,776       5,939,571

NOTE PAYABLE - STOCK REPURCHASE OBLIGATION .........           --              --              --         1,738,667

OBLIGATION UNDER FINANCING ARRANGEMENT .............           --              --              --              --
                                                       ------------    ------------    ------------    ------------

TOTAL LIABILITIES ..................................      4,243,324       4,992,954       5,381,776       7,678,238
                                                       ============    ============    ============    ============

COMMITMENTS AND CONTINGENCIES ......................           --              --              --              --

COMMON STOCK SUBJECT TO PUT RIGHT ..................           --              --              --         1,000,000

STOCKHOLDERS' DEFICIENCY
Preferred Stock, par value $0.01 per share,
   75,000,000 shares authorized, none
   issued and outstanding ..........................           --              --              --              --
Common stock, par value $.01 per share, 150,000,000
   shares authorized, 49,269,148, 37,051,388,
   37,051,388, 35,051,388, 35,766,212 and 36,006,212
   shares issued and outstanding at each respective
   balance sheet date ..............................        492,691         370,514         370,514         350,514
   (net of 2,000,000 shares subject to put right
   in 2004)
Additional paid-in capital .........................     41,864,067      29,003,259      29,003,259      28,023,259
Common stock to be issued ..........................           --           675,000         997,500       1,832,000
Shares issued and held in escrow (14,592,760 shares)    (20,792,985)           --              --              --
Common stock repurchase obligation .................           --              --              --        (1,300,000)
Deferred compensation ..............................           --              --              --          (192,500)
Deficit accumulated during the development stage ...    (22,354,164)    (34,057,068)    (34,848,200)    (36,471,837)

TOTAL STOCKHOLDERS' DEFICIENCY .....................       (790,391)     (4,008,295)     (4,476,927)     (7,758,564)
                                                       ------------    ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .....   $  3,452,933    $    984,659    $    904,849    $    919,674
                                                       ============    ============    ============    ============


                                                         JUNE 30,      SEPTEMBER 30,
                                                           2004            2004
                                                       ------------    ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ..........................   $          8    $    151,333
Pre-paid expenses ..................................          3,944          27,359
                                                       ------------    ------------

TOTAL CURRENT ASSETS ...............................          3,952         178,692

ADVANCES TO PROSPECTIVE ACQUIREE BUSINESSES ........        880,088         919,338
DEFERRED COSTS ASSOCIATED WITH PENDING ACQUISITIONS          58,828          58,828
                                                       ------------    ------------

TOTAL ASSETS .......................................   $    942,868    $  1,156,858
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable ...................................   $  1,600,116    $  1,532,815
Accrued interest payable to stockholders ...........        222,594         255,682
Demand notes payable ...............................        695,000         695,000
Convertible notes payable ..........................        145,000         145,000
Advances from prospective acquiree businesses ......           --           135,500
Expense reimbursements due to officers and
   stockholders ....................................        797,599         705,167
Accrued payroll and payroll related expenses .......      2,110,569       2,173,278
Consulting agreements payable ......................           --           300,000
Notes payable to officers and stockholders .........        557,761         629,483
Advances from stockholders .........................         40,012          40,012
                                                       ------------    ------------

TOTAL CURRENT LIABILITIES ..........................      6,168,651       6,611,937

NOTE PAYABLE - STOCK REPURCHASE OBLIGATION .........      1,738,667       1,738,667

OBLIGATION UNDER FINANCING ARRANGEMENT .............           --              --
                                                       ------------    ------------

TOTAL LIABILITIES ..................................      7,907,318       8,350,604
                                                       ============    ============

COMMITMENTS AND CONTINGENCIES ......................           --                 0

COMMON STOCK SUBJECT TO PUT RIGHT ..................      1,000,000       1,000,000

STOCKHOLDERS' DEFICIENCY
Preferred Stock, par value $0.01 per share,
   75,000,000 shares authorized, none
   issued and outstanding ..........................           --              --
Common stock, par value $.01 per share, 150,000,000
   shares authorized, 49,269,148, 37,051,388,
   37,051,388, 35,051,388, 35,766,212 and 36,006,212
   shares issued and outstanding at each respective
   balance sheet date ..............................        357,662         360,062
   (net of 2,000,000 shares subject to put right
   in 2004)
Additional paid-in capital .........................     28,216,111      28,273,711
Common stock to be issued ..........................      2,321,700       3,885,300
Shares issued and held in escrow (14,592,760 shares)           --              --
Common stock repurchase obligation .................     (1,300,000)     (1,300,000)
Deferred compensation ..............................       (460,375)       (820,083)
Deficit accumulated during the development stage ...    (37,099,548)    (38,592,736)

TOTAL STOCKHOLDERS' DEFICIENCY .....................     (7,964,450)     (8,193,746)
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .....   $    942,868    $  1,156,858
                                                       ============    ============

QUARTERLY CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND CASH FLOWS

Comparative statements of operations and cash flow that the Company is required to present in its form 10QSB for each of the quarterly periods ended March 31, June 30, September 30 and December 31, 2003 and 2004 is as follows:

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE-MONTHS ENDED              THREE-MONTHS ENDED
                                                                MARCH 31,                      JUNE 30,
                                                          2003            2004            2003            2004
                                                      ------------    ------------    ------------    ------------
                                                       (RESTATED)                      (RESTATED)
REVENUE ...........................................   $       --      $       --      $       --      $       --
                                                      ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES ...............     (1,279,713)       (410,407)       (911,383)       (192,048)
WRITE-OFF OF ADVANCES MADE TO PROSPECTIVE ACQUIREE
   BUSINESS .......................................           --              --        (2,350,183)           --
STOCK-BASED PENALTY UNDER ACCOMMODATION AGREEMENTS            --          (255,000)       (675,000)       (340,200)
LOSS ON FINANCING ARRANGEMENT .....................     (2,210,272)           --              --              --
STOCK OPTIONS ISSUED TO NON-EMPLOYEES FOR SERVICES            --              --              --              --
STOCK OPTIONS ISSUED TO EMPLOYEES .................           --              --              --              --
COMMON STOCK ISSUED TO NON-EMPLOYEES FOR SERVICES .           --           (77,500)     (7,560,000)        (81,625)
LOSS ASSOCIATED WITH SETTLEMENT AGREEMENT .........           --          (438,667)           --              --
COST OF ACQUISITION NOT CONSUMMATED ...............           --              --          (248,736)           --
CHARGES ASSOCIATED WITH SHARE EXCHANGE TRANSACTION
   Cash portion ...................................       (125,000)           --              --              --
   Stock-based portion ............................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ..............................     (3,614,985)     (1,181,574)    (11,745,302)       (613,873)

OTHER INCOME (EXPENSE)
   Interest Income ................................         39,367          19,250          75,534          19,250
   Interest Expense ...............................        (21,685)        (33,088)        (33,136)        (33,088)
                                                      ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ..........................     (3,597,303)     (1,195,412)    (11,702,904)       (627,711)

INCOME TAX BENEFIT ................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET LOSS ..........................................   $ (3,597,303)   $ (1,195,412)   $(11,702,904)   $   (627,711)
                                                      ============    ============    ============    ============


NET LOSS PER SHARE-BASIC AND DILUTED ..............   $      (0.09)   $    (0.03)     $      (0.31)   $      (0.02)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC
   AND DILUTED ....................................     33,814,999      38,251,388      38,196,443      38,565,596
                                                      ============    ============    ============    ============


                                                           THREE-MONTHS ENDED              THREE-MONTHS ENDED
                                                              SEPTEMBER 31,                   DECEMBER 31,
                                                          2003            2004            2003            2004
                                                      ------------    ------------    ------------    ------------
                                                       (RESTATED)                      (RESTATED)
REVENUE ...........................................   $       --      $       --      $       --      $       --
                                                      ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES ...............       (454,794)       (715,459)       (293,287)       (605,837)
WRITE-OFF OF ADVANCES MADE TO PROSPECTIVE ACQUIREE
   BUSINESS .......................................           --              --              --              --
STOCK-BASED PENALTY UNDER ACCOMMODATION AGREEMENTS        (322,500)       (445,200)       (109,500)       (394,500)
LOSS ON FINANCING ARRANGEMENT .....................           --              --              --              --
STOCK OPTIONS ISSUED TO NON-EMPLOYEES FOR SERVICES            --              --              --              --
STOCK OPTIONS ISSUED TO EMPLOYEES .................           --              --              --              --
COMMON STOCK ISSUED TO NON-EMPLOYEES FOR SERVICES .           --          (318,692)           --          (289,750)
LOSS ASSOCIATED WITH SETTLEMENT AGREEMENT .........           --              --              --              --
COST OF ACQUISITION NOT CONSUMMATED ...............           --              --              --              --
CHARGES ASSOCIATED WITH SHARE EXCHANGE TRANSACTION
   Cash portion ...................................           --              --              --           (45,215)
   Stock-based portion ............................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ..............................       (777,294)     (1,479,350)       (402,787)     (1,335,302)

OTHER INCOME (EXPENSE)
   Interest Income ................................         19,250          19,250          19,250          19,250
   Interest Expense ...............................        (33,088)        (33,087)        (44,688)        (33,088)
                                                      ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ..........................       (791,132)     (1,493,188)       (428,225)     (1,349,140)

INCOME TAX BENEFIT ................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET LOSS ..........................................   $   (791,132)   $ (1,493,188)   $   (428,225)   $ (1,349,140)
                                                      ============    ============    ============    ============


NET LOSS PER SHARE-BASIC AND DILUTED ..............   $      (0.02)   $      (0.04)   $      (0.01)   $      (0.03)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC
   AND DILUTED ....................................     38,251,388      38,010,560      38,251,388      39,390,832
                                                      ============    ============    ============    ============


YEAR TO DATE CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND CASH FLOWS

Comparative statements of operations and cash flow that the Company is required to present in its form 10QSB for each of the year to date interim periods ended June 30, and September 30, 2003 and 2004 is as follows:

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            SIX-MONTHS ENDED               NINE-MONTHS ENDED
                                                                JUNE 30,                     SEPTEMBER 30,
                                                          2003            2004            2003            2004
                                                      ------------    ------------    ------------    ------------
                                                       (RESTATED)                      (RESTATED)
REVENUE ...........................................   $       --      $       --      $       --      $       --
                                                      ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES ...............     (2,191,096)       (602,455)     (2,645,890)     (1,317,914)
WRITE-OFF OF ADVANCES MADE TO PROSPECTIVE ACQUIREE
   BUSINESS .......................................     (2,350,183)           --        (2,350,183)           --
STOCK-BASED PENALTY UNDER ACCOMMODATION AGREEMENTS        (675,000)       (595,200)       (997,500)     (1,040,400)
LOSS ON FINANCING ARRANGEMENT .....................     (2,210,272)           --        (2,210,272)           --
STOCK OPTIONS ISSUED TO NON-EMPLOYEES FOR SERVICES            --              --              --              --
STOCK OPTIONS ISSUED TO EMPLOYEES .................           --              --              --              --
COMMON STOCK ISSUED TO NON-EMPLOYEES FOR SERVICES .     (7,560,000)       (159,125)     (7,560,000)       (477,817)
LOSS ASSOCIATED WITH SETTLEMENT AGREEMENT .........           --          (438,667)           --          (438,667)
COST OF ACQUISITION NOT CONSUMMATED ...............       (248,736)           --          (248,736)           --
CHARGES ASSOCIATED WITH SHARE EXCHANGE TRANSACTION            --
   Cash portion ...................................       (125,000)           --          (125,000)           --
   Stock-based portion ............................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ..............................    (15,360,287)     (1,795,447)    (16,137,581)     (3,274,798)

OTHER INCOME (EXPENSE)
   Interest Income ................................        114,901          38,500         134,151          57,750
   Interest Expense ...............................        (54,821)        (66,176)        (87,909)        (99,263)
                                                      ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ..........................    (15,300,207)     (1,823,123)    (16,091,339)     (3,316,311)

INCOME TAX BENEFIT ................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET LOSS ..........................................   $(15,300,207)   $ (1,823,123)   $(16,091,339)   $ (3,316,311)
                                                      ============    ============    ============    ============


NET LOSS PER SHARE-BASIC AND DILUTED ..............   $      (0.43)   $      (0.05)   $      (0.44)   $      (0.09)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC
   AND DILUTED ....................................     36,017,824      38,595,756      36,770,527      38,610,646
                                                      ============    ============    ============    ============

PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                                                    MARCH 31,                      JUNE 30,
                                                               2003           2004           2003            2004
                                                           -----------    -----------    ------------    -----------
                                                           (RESTATED)                     (RESTATED)
Cash Flows from Operating Activities
Net loss ...............................................   $(3,597,303)   $(1,195,412)   $(15,300,207)   $(1,823,123)
                                                           -----------    -----------    ------------    -----------
Adjustments to reconcile net loss to net cash provided
   in operating activities:
   Write off of advances made to prospective acquiree
      business .........................................          --             --         2,350,183           --
   Stock-based penalty under Accommodation Agreements ..          --          255,000         675,000        595,200
   Charge associated with stock issued in share exchange
      transaction ......................................          --             --              --             --
   Common stock issued to non-employees for services ...          --           77,500       7,560,000        159,125
   Stock options issued to non-employees for services ..          --             --              --             --
   Stock options issued to employees ...................          --             --              --             --
   Non-cash loss on financing arrangement ..............     2,210,272           --         2,210,272           --
   Cost of acquisition not consummated .................          --             --           248,736           --
   Loss associated with settlement agreement ...........          --          438,667            --          438,667
   Non-cash interest income ............................       (39,367)       (19,250)       (114,901)       (38,500)

   Changes in assets and liabilities:
      Prepaid expenses .................................          --             --              --           (3,944)
      Accounts payable .................................       109,830         20,181         350,497         60,990
      Accrued interest .................................        21,685         33,088          52,772         66,175
      Consulting agreements payable ....................          --             --              --             --
      Accrued payroll and payroll related expenses .....       263,592         86,944         647,751        116,944
                                                           -----------    -----------    ------------    -----------

   Total adjustments ...................................     2,566,012        892,130      13,980,310      1,394,657
                                                           -----------    -----------    ------------    -----------

NET CASH USED IN OPERATING ACTIVITIES ..................    (1,031,291)      (303,282)     (1,319,897)      (428,466)
                                                           -----------    -----------    ------------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to prospective acquiree businesses .........    (1,840,000)          --        (1,889,716)          --
   Deferred Costs Associated with Pending Transactions .       (76,963)          --           (90,067)          --
                                                           -----------    -----------    ------------    -----------

NET CASH USED IN INVESTING ACTIVITIES ..................    (1,916,963)          --        (1,979,783)          --
                                                           -----------    -----------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Expenses financed by (amounts repaid to) officers
      and stockholders .................................      (206,642)       200,236         (87,925)       244,274
   Proceeds from issuance of notes payable .............       635,000           --           635,000         41,134
   Principal paid on demand notes payable ..............          --             --           (25,000)          --
   Proceeds from issuance of convertible notes payable .          --             --              --             --
   Advances from prospective acquiree business .........          --             --              --             --
   Proceeds from issuance of common stock ..............     2,649,985        200,000       2,899,985        200,000
   Advances from stockholders ..........................          --         (119,903)           --          (79,891)
   Proceeds received under financing arrangement .......          --             --              --             --

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............     3,078,343        280,333       3,422,060        405,517
                                                           -----------    -----------    ------------    -----------

NET CASH INCREASE (DECREASE) ...........................       130,089        (22,949)        122,380        (22,949)

CASH AND CASH EQUIVALENTS, beginning of period .........           363         22,957             363         22,957
                                                           -----------    -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, end of period ...............   $   130,452    $         8    $    122,743    $         8
                                                           ===========    ===========    ============    ===========


                                                                 NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               2003            2004
                                                           ------------    -----------
                                                            (RESTATED)
Cash Flows from Operating Activities
Net loss ...............................................   $(16,091,339)   $(3,316,311)
                                                           ------------    -----------
Adjustments to reconcile net loss to net cash provided
   in operating activities:
   Write off of advances made to prospective acquiree
      business .........................................      2,350,183           --
   Stock-based penalty under Accommodation Agreements ..        997,500      1,040,400
   Charge associated with stock issued in share exchange
      transaction ......................................           --             --
   Common stock issued to non-employees for services ...      7,560,000        477,817
   Stock options issued to non-employees for services ..           --             --
   Stock options issued to employees ...................           --             --
   Non-cash loss on financing arrangement ..............      2,210,272           --
   Cost of acquisition not consummated .................        248,736           --
   Loss associated with settlement agreement ...........           --          438,667
   Non-cash interest income ............................       (134,151)       (57,750)

   Changes in assets and liabilities:
      Prepaid expenses .................................           --          (27,359)
      Accounts payable .................................        339,198         (6,311)
      Accrued interest .................................         85,860         99,263
      Consulting agreements payable ....................           --          300,000
      Accrued payroll and payroll related expenses .....        918,761        179,653
                                                           ------------    -----------

   Total adjustments ...................................     14,576,359      2,444,380
                                                           ------------    -----------

NET CASH USED IN OPERATING ACTIVITIES ..................     (1,514,980)      (871,931)
                                                           ------------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to prospective acquiree businesses .........     (1,889,716)       (20,000)
   Deferred Costs Associated with Pending Transactions .        (90,067)          --
                                                           ------------    -----------

NET CASH USED IN INVESTING ACTIVITIES ..................     (1,979,783)       (20,000)
                                                           ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Expenses financed by (amounts repaid to) officers
      and stockholders .................................          8,098        151,842
   Proceeds from issuance of notes payable .............        635,000         41,134
   Principal paid on demand notes payable ..............        (25,000)          --
   Proceeds from issuance of convertible notes payable .           --             --
   Advances from prospective acquiree business .........           --          135,500
   Proceeds from issuance of common stock ..............      2,899,985        700,000
   Advances from stockholders ..........................           --           (8,169)
   Proceeds received under financing arrangement .......           --             --

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............      3,518,083      1,020,307
                                                           ------------    -----------

NET CASH INCREASE (DECREASE) ...........................         23,320        128,376

CASH AND CASH EQUIVALENTS, beginning of period .........            363         22,957
                                                           ------------    -----------

CASH AND CASH EQUIVALENTS, end of period ...............   $     23,683    $   151,333
                                                           ============    ===========


PATRON SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                     THREE-MONTHS ENDED         SIX-MONTHS ENDED          NINE-MONTHS ENDED
                                                         MARCH 31,                  JUNE 30,                 SEPTEMBER 30,
                                                     2003         2004         2003          2004          2003          2004
                                                  ----------   ----------   ----------    ----------    ----------    ----------
                                                  (RESTATED)                (RESTATED)                  (RESTATED)
ISSUANCE OF NOTE UNDER STOCK REPURCHASE
   OBLIGATION .................................   $     --     $1,300,000   $     --      $     --      $     --      $     --

OBLIGATION TO REPURCHASE 2,000,000 SHARES
   OF COMMON STOCK SUBJECT TO PUT RIGHT .......         --      1,000,000         --            --            --            --

COMMON STOCK ISSUABLE IN CONNECTION WITH
   CONVERTIBLE NOTES ..........................         --          --            --            --            --            --

CASH PAID DURING THE YEAR FOR:
   Interest ...................................         --          --            2,049         --            --            --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Grant Thornton LLP ("Grant Thornton"), our former independent, registered public accounting firm, resigned effective as of January 21, 2004. Grant Thornton, upon its resignation, withdrew its audit report on our financial statements for the period from April 30, 2002 through December 31, 2002.

Grant Thornton's report did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except such report did contain an explanatory paragraph related to our ability to continue as a going concern. In addition, through the date of Grant Thornton's resignation, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to Grant Thornton's resignation, Grant Thornton did inform us that based on the disclosure of information pertaining to a potential investor and 's representations regarding the Company's engagement of legal counsel, Grant Thornton could no longer rely on our representations. We maintain that the representations made regarding the investor were based on written and verbal communications from the investor, which were verified by knowledgeable parties. In addition, we believe that its statements made to Grant Thornton regarding its engagement of legal counsel were true based on subsequent discussions with said counsel.

ITEM 8A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES.

Members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15. Based on that evaluation and the material weakness described below, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure and current staffing level has not been sufficient to support the complexity of our financial reporting requirements. We have not had (until recently) any full time employees including a Chief Financial Officer assigned to perform any duties related to our financial reporting obligations. Accordingly we have not been able to record, process and summarize all of the information that we need to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission's rules. We are currently in the process of filing all of our delinquent reports with the Commission in an effort to become compliant and intend to evaluate our available resources in order to take corrective measures.

We have also identified a specific material weakness in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. Since April 30, 2002 (Inception), we have consummated a series of complex equity transactions involving the application of highly specialized accounting principles. The equity based transactions that we consummated specifically related to stock we issued in exchange for services, the penalty shares to be issued in connection with the Accommodation Agreements, and common stock to be repurchased in connection with the Allin Settlement Agreement, which we believe are unique events and occurred as a result of the fact that our liquidity has been highly constrained. Although we believe that these events are unique and that our equity based transactions in the future are likely to be substantially reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions. In 2005, we expect our financing transactions and business combinations will also require the application of highly specialized equity accounting principles, which are attempting to address by seeking assistance from outside parties with expertise in these areas.

Another material weakness we identified is in our ability to implement a tax reporting structure to file, on a timely basis, Federal and state tax returns.

We believe these material weaknesses resulted from continued working capital deficiencies and a failure to generate cash flows from operations. Subsequent to December 31, 2004, we appointed a Chief Executive Officer and Acting Chief Financial Officer who is principally responsible for overseeing our financial affairs. In addition, we increased our number of employees with the acquisitions of Entelagent, LucidLine and CSSI and have begun the process of screening candidates for key positions in our finance department. We believe that the expansion of our operations and increase in the number of employees will enable us to take corrective measures once we finish evaluating our existing capabilities and the resources available to effect such corrective measures. Additionally, we expect to hire a permanent chief financial officer with public company experience during the next twelve months.

We believe that any such risks that may have been created as a result of these material weaknesses are partially mitigated by the fact that we had minimal assets and activities during our most recent reporting periods, recordkeeping and authorization function were not being performed by the same individual and the non-executive Chairman reviewed and approved all of our transactions. However, we acknowledge that additional control procedures are necessary to ensure that our all of our transactions are properly recorded, our assets are appropriately safeguarded and that we can close and report within the time frames required by the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF PATRON AS OF JUNE 24, 2005

ROBERT W. CROSS, CHIEF EXECUTIVE OFFICER, ACTING CHIEF FINANCIAL OFFICER & DIRECTOR; AGE 67

Robert Cross has more than twenty years CEO-level experience in the development and marketing of information technologies, including secure systems for intelligence agencies and NATO markets. From 1984 through 2004, Mr. Cross was Chief Executive Officer of Cross Technologies, Inc., a business process outsourcing firm specializing in the structuring and commercialization of information technologies. From 1993 through 1998, Mr. Cross was President and CEO of Nanophase Technologies Corp. (NASDAQ: NANX). From 1984 through 1989, he was Chairman and CEO of Delta Data Systems Corp., a manufacturer of secure computers and peripherals for government intelligence agencies. From 1983 to 1984, Mr. Cross led the financial turnaround of Control Video Corporation, predecessor to America Online (AOL). Prior thereto, Mr. Cross was General Counsel of Electronic Data Systems. Prior thereto, Mr. Cross was a securities counsel with Winthrop Stimson Putnam & Roberts. Mr. Cross received his business and legal education at Washington University in St. Louis. He is a Marine Corps veteran, and is an active member of Business Executives for National Security and the Illinois Technology Development Alliance. Mr. Cross has served as a director since February 28, 2005.

BRETT NEWBOLD, PRESIDENT & CHIEF TECHNOLOGY OFFICER; AGE 53

Brett Newbold has more than twenty-five years of software development and technology company management experience. From 1989 through 1997, Mr. Newbold was Vice President/Research & Development, New Technologies for Oracle Corporation (NASDAQ: ORCL), where he held senior operating management responsibility for the selection, development and integration of new technologies, reporting directly to Oracle's Chief Executive Officer, Mr. Larry Ellison. Thereafter, Mr. Newbold was President and Chief Operating Officer of Open Text Corporation (NASDAQ: OTEX), a market leader of collaboration and knowledge management software. Since 1999, Mr. Newbold served as an Executive Consultant to various software development companies. Mr. Newbold received his undergraduate education in physics at the University of Washington.

J. WILLIAM HAMMON, CHIEF MARKETING OFFICER; AGE 53

Prior to Patron's consummation of its Acquisitions, Mr. Hammon was Chief Executive Officer of Entelagent Software, Corp. Prior to joining Entelagent, Mr. Hammon was co-founder, President, and Chief Operating Officer of ViewTech Corporation, specializing in two-way interactive videoconferencing, principally to Fortune 1000 companies together with various federal and state entities. Mr. Hammon led ViewTech to the achievement of a market leading position, shared senior responsibility for the ViewTech's successful initial public offering and its subsequent merger and acquisition activities. A recognized leader in direct corporate and enterprise sales, Mr. Hammon has served in a number of national operating senior sales positions with Electronic Data Systems (EDS), Automatic Data Processing (ADP), Tandem Computer, and PictureTel Corporation. Mr. Hammon received his undergraduate education in Business Administration at California State University in Los Angeles, California.

JAMES E. MORRISS, VICE PRESIDENT OF ENGINEERING; AGE 50

Since 1999, Mr. Morriss has provided technology, product and strategic consulting services through Black Dog Research. Mr. Morriss has focused on helping early stage hardware and software startups translate their visions into product concepts, specifications and go-to-market strategies. Mr. Morriss was VP Engineering & Products for vCIS Technology, Inc., where he managed an international team of developers to create next-generation anti-virus solutions that provide real time protection against known and unknown malicious code. vCIS was acquired by Internet Security Solutions. Prior thereto, Mr. Morriss was Director, Solution Design for Renaissance Worldwide, where he delivered strategic consulting and implementation support services to a diverse client base including Fortune 100 telecommunication companies. Prior thereto, Mr. Morriss was General Manager, Application Business Unit and Director, Marketing and Product Research for PictureTel Corporation. Mr. Morriss led marketing and product development efforts that established PictureTel's leadership positioning in the video conferencing market. Mr. Morriss' product concepts and marketing strategy helped PictureTel grow from start-up to $225 million of annual revenue and achieve market domination. Prior thereto, Mr. Morriss was a National Account Sales/Product Manager for AT&T Communications. Mr. Morriss managed sales and product development teams to establish new communication services and capture new market opportunities. During his tenure, Mr. Morriss managed the deployment of high-speed switch digital services across the United States and established an entrepreneurial team that developed, deployed, and marketed new digital satellite services and resulted in the establishment of a satellite business unit. Mr. Morriss received his undergraduate and graduate education in Management Engineering from Rensselaer Polytechnic Institute.

AL HASAN, PH.D., EXECUTIVE VICE PRESIDENT; AGE 46

Prior to Patron's consummation of its Acquisitions, Dr. Hasan was a Founder and Director of LucidLine, Inc. Dr. Hasan has had a twenty-six year data and telecommunications industry career, including fourteen years with Tellabs, Inc., a leading global designer and manufacturer of voice and data telecommunications equipment. At Tellabs, Dr. Hasan was a Director and Vice President/Global Solutions & Services with senior responsibility for deployment and support of transport and switching equipment. Prior thereto, Dr. Hasan held senior management positions at Lexitron Corporation (Raytheon Data Systems), Westinghouse, and Videojet Systems, including positions in test engineering, sustaining engineering, and support services. Dr. Hasan has also held senior operating management positions with responsibilities for processes, tools, network service quality, customer service satisfaction, and human resources. Following his immigration to Chicago from Ramallah, and his undergraduate education, Dr. Hasan earned an M.B.A. and Ph.D. in Process Engineering and Organizational Behavior. Dr. Hasan has authored a number of publications, articles, and presentations all respecting Business Impact Analysis (BIA), Disaster Recovery Planning, Risk Mitigation, Threat and Vulnerability Assessment, and Risk Assessment Vulnerability Analysis (RAVA).

MARIS J. LICIS, DIRECTOR OF CORPORATE DEVELOPMENT; AGE 36

Prior to joining  Patron as  Director  of Investor  Relations,  Mr.  Licis was a
Co-Founder and General Partner of RM Capital Holdings, a Chicago-based consultancy and securities firm providing Investment Banking, Merger and Acquisition Advisory, and Business Development Services to emerging growth companies. Prior to co-founding RM Capital, Mr. Licis was Vice President of Cook Associates' Mergers and Acquisitions Division, a leading buy-side Mergers and Acquisitions advisory firm. At Cook Associates, Mr. Licis was responsible for sourcing, negotiating and structuring proprietary acquisition opportunities on behalf of the nation's leading private equity investors and corporate acquirers. Mr. Licis managed Fortune 1000 CEO relationships and developed acquisition strategies within CEOVisions, a program created to unite the nation's top entrepreneurial CEOs with private equity funding to build industry leading companies through acquisition. Prior to Cook Associates, Mr. Licis was a Principal with LifeScience Economics, where he provided pre-IPO consulting services to early stage life science and technology companies. Prior thereto, Mr. Licis held positions within the Commercial and Private Banking Groups of Wells Fargo Bank and the Royal Bank of Canada. Mr. Licis completed his undergraduate education in Management Economics at the University of Guelph and received an M.B.A. in Finance and International Business from the University of San Francisco.

BOARD OF DIRECTORS & ADVISORY BOARD

Notable expertise in Homeland Security and related Information Technology policy formation, operations planning, and execution, as well as Investment Banking and Capital Markets are among Patron's principal membership criteria. The Board of Directors ("BOARD") and Advisory Board are expected to become invaluable resources respecting Patron's consolidation of its merger and acquisition platform and the delivery of proprietary information security solutions offering homeland security and legislative compliance to corporations, municipalities, counties and states.

At such time that we obtain Director and Officer Insurance, ("D&O INSURANCE"), it is anticipated that (i) John Walter will join the board as an independent director; (ii) Robert Yaw will designate one additional independent member to join the Board; and (iii) thereafter, Mr. Walter and Mr. Yaw's designee will work together to identify two additional independent directors to fill the remaining positions on the Board.

ROBERT E. YAW II, CHAIRMAN OF THE BOARD OF DIRECTORS; AGE 59

Mr. Yaw started his career with Citicorp International and later joined the Investment Banking Department of Salomon Brothers in 1973. In 1975, at the request of William R. Salomon, Mr. Yaw created its Global Telecommunications Group. In 1980, Mr. Yaw and Mr. Lewis Ranieri created mortgage securitization through a partnership with AT&T and Bank of America. Also in 1980, Mr. Yaw became Chairman of Salomon Brothers' New Products Group--formally coordinating Salomon Brothers' public offering origination and distribution processes. In

1981, Mr. Yaw assumed senior responsibility for Salomon Brothers' Private Placement Group--the leading U.S. private placement agent throughout his tenure. Thereafter, he has been an advisor, founder, and Director of private and public companies, including partnerships with Prudential Insurance Company of America and New York Life Insurance Company and he has held staff positions with the United States Senate Foreign Relations Committee, United States Senate Republican Policy Committee, and the Presidential Commission on the Causes and Prevention of Violent Crime. Mr. Yaw completed his undergraduate education at Bowdoin College and Clare College (Cambridge University) in 1968, and his graduate legal education at Georgetown University and the University of London in 1973. Mr. Yaw has served as a director since October 10, 2002.

GEORGE M. MIDDLEMAS, DIRECTOR; AGE 59

Mr. Middlemas is Managing General Partner of Apex Investment Partners. Prior to joining Apex in 1991, Mr. Middlemas was a Senior Vice President and Principal of Inco Venture Capital Management. Prior thereto, he was Vice President and a member of the investment commitment committee of Citicorp Venture Capital. Mr. Middlemas was a founder of both America Online (AOL) and RSA Security (NASDAQ:
RSAS). Mr. Middlemas holds a B.A. in history and political science from Pennsylvania State University; an M.A. in political science from the University of Pittsburgh; and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Middlemas has served as a director since February 28, 2005.

MAJOR GENERAL (RET.) MICHAEL W. DAVIDSON, MEMBER OF THE ADVISORY BOARD

General Michael Davidson, Managing Director, International Capitol Partners, LLC, advises clients who do business in the areas of homeland defense and homeland security with the Pentagon and United States Department of Homeland Security. General Davidson's military career concluded with six years on the Joint Staff in the Pentagon, where he was Assistant to the Chairman of the Joint Chiefs of Staff. Prior thereto, General Davidson was Deputy Commander in Chief for Mobilization and Reserve Affairs, U.S. Special Operations Command; Deputy Commanding General for the National Guard, U.S. Army Special Operations Command; and the Adjutant General of the State of Kentucky. Since retiring from active duty in 2001, General Davidson has participated in key Pentagon and Homeland Security sponsored projects. General Davidson also presently serves as a member of various Boards of Advisors, including Northrop Grumman Electronic Systems.

MAJOR GENERAL (RET.) BRUCE M. LAWLOR, MEMBER OF THE ADVISORY BOARD

General Bruce Lawlor is Chairman & Chief Executive Officer of Community Research Associates, Inc., a leading provider of comprehensive Homeland Security and Emergency Management services to municipal, county, state, federal agencies, and private sector global organizations. General Lawlor, as one of five senior White House staff members, drafted the organizational plan creating the United States Department of Homeland Security, and served as the initial Chief of Staff of the United States Department of Homeland Security. General Lawlor was also Senior Director for Protection and Prevention, White House Homeland Security Council; and the first Commanding General, Department of Defense, Joint Task Force-Civil Support. General Lawlor presently serves as a member of the United States Homeland Security Advisory Council ("HSAC") to the United States Department of Homeland Security.

RICHARD G. BEGGS, MEMBER OF THE ADVISORY BOARD

Mr. Beggs is a Director; Co-President & Co-Chief Operating Officer of Daiwa Securities America, Inc. ("Daiwa"). Prior thereto, Mr. Beggs served as Daiwa's Chief Administrative Officer & Executive Vice President. Prior thereto, Mr. Beggs was Managing Director & Chief Operating Officer of Kemper Clearing Corporation. Prior thereto, Mr. Beggs was President & Chief Executive Officer of the Treasury Management Corporation; President & Chief Operating Officer of Security Pacific Securities Inc.; and Managing Director & Chief Operating Officer of the Global Securities Services Group of Security Pacific Bank/Bank of America. Prior thereto, Mr. Beggs held senior management positions at Donaldson, Lufkin and Jenrette Securities Corporation and Salomon Brothers. Mr. Beggs completed his undergraduate education at Columbia University, and his graduate business education at Fairleigh Dickinson University.

JOHN V. BIVONA, ESQ., MEMBER OF THE ADVISORY BOARD

Mr. Bivona is Senior Partner of Bivona & Cohen, P.C., in New York where he has practiced for more than thirty years. From 1971-1972, Mr. Bivona was an Associate with Newman, Rich, Krinsley, Poses & Katz in New York. From 1969 to 1971, Mr. Bivona was law assistant to the Honorable Rocco Parella, New York City Civil Court. Mr.

Bivona received his undergraduate and legal education at Fordham University and was admitted to the New York State Bar in 1968; the U.S. District Court Southern and Eastern District for New York in 1979; and the Supreme Court of the United States in 1987. Mr. Bivona is a Member of the Defense Research Institute, New York State Trial Lawyers and New York County Lawyers.

DONALD O. CLARK, ESQ., MEMBER OF THE ADVISORY BOARD

Mr. Clark is a prominent senior attorney with broad experience in international business, transactional, tax, operations, planning, contracts, and investments. Mr. Clark is a retired Partner of Reed Smith LLP, in Washington, D.C., where he also served as Deputy Director of that firm's Business and Finance Department with senior responsibilities for banking, securities, corporate, tax and international practices. During his legal career, Mr. Clark conducted comprehensive public and private sector transactions, including tax planning and negotiations in most of the world's major countries on behalf of or with major domestic and foreign corporations, and governments. Mr. Clark is experienced in substantive matters related to government affairs and homeland defense.

THEODORE V. FOWLER, MEMBER OF THE ADVISORY BOARD

Mr. Fowler is Managing Director and Investment Banking Department Head of Laidlaw & Company (UK) Ltd. Prior thereto, Mr. Fowler was Founder & President of The Private Merchant Banking Company, which invested in and arranged private equity for emerging growth companies. From 1986 to 1989, Mr. Fowler was Co-Head of Investment & Merchant Banking for Prudential Securities Corporation. From 1981 to 1985, Mr. Fowler was Co-Head of Investment & Merchant Banking for Credit Suisse First Boston. Mr. Fowler received his undergraduate education from Amherst College, and his graduate business education from Columbia University.

JOHN R. WALTER, MEMBER OF THE ADVISORY BOARD

Mr. Walter formerly served as President & Chief Operating Officer of AT&T, responsible for the day-to-day operation of AT&T's long-distance, local, wireless and online services businesses. Prior thereto, Mr. Walter was Chairman of the Board, President & Chief Operating Officer of R.R. Donnelley and Sons, and a recognized leader in the print industry, from which Mr. Walter also received its most prestigious honor, membership in the Printing Industry Hall of Fame. Mr. Walter also is a recipient of the U.S. Postal Service Partnership for Progress Award. Mr. Walter currently serves as a member of the Board of Directors of: Abbott Laboratories; Deere & Company; Celestica, Inc.; Manpower, Inc.; and, Jones Lang LaSalle, Inc. Mr. Walter received his undergraduate education from Miami University of Ohio.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that we do not have an audit committee financial expert serving on the Board of Directors. Our Board of Directors performs the functions of the audit committee. We are in the process of finding an audit committee financial expert to fill this position.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon its review of Forms 3, 4 and 5 submitted to us, we are aware that the following individuals failed to file on a timely basis, as disclosed in the forms above, reports required by Section 16(a) of the Exchange Act:

Jeff Spanier, former Director and President of the Corporation, did not timely file a Form 3 with respect to shares of common stock acquired by him in July 2002 or a Form 4 with respect to the change in his beneficial ownership as a result of the Share Exchange.

Robert E. Yaw, II, our non-executive Chairman of the Board, did not timely file a Form 3 with respect to shares of common stock acquired by him on October 10, 2002.

Marc Baker, former Director and President of the Corporation, did not timely file a Form 4 with respect to the change in his beneficial ownership as a result of his resignation as an officer and director of the Corporation and related share forfeiture.

Warren K. K. Luke, Richard G. Beggs and Anthony Carbone, all former Directors of the Corporation, did not timely file Form 3's with respect to the change in each individual's beneficial ownership as a result of each individual's resignation from the Board of Directors.

CODE OF ETHICS DISCLOSURE

We have not, as yet, adopted a Code of Ethical Conduct which is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We plan to adopt a Code of Ethical Conduct in the near future.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary, for the years ended December 31, 2002, 2003, and 2004 of the compensation of Patron's President for 2001 and through July 2002, its President from July 2002 through October 2002, and its Chief Executive Officer from October 2002 through January 2004. The table also summarizes compensation for three other executive officers serving as executive officers beginning on October 11, 2002 and one beginning on December 6, 2002 through their respective dates of separation in 2003. The six other individuals hired as part of the mergers closing on February 28 and March 30, 2005 are identified in the Summary Compensation Table are referred to as the "named executive officers" throughout this report on Form 10-KSB.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                    ----------------------------   --------------------------------
                                                                                          AWARDS           PAYOUTS
                                                                                   --------------------------------
                                                                          Other
                                                                         Annual                 Securities
                                                                         Compen-   Restricted   underlying              All other
                                                    Salary      Bonus    sation       Stock     options /    LTIP      compensation
Name and Principal Position            Year         ($)(1)      ($)(1)     ($)     Award(s)($)   SARs (#)   Payouts         ($)
----------------------------------------------------------------------------------------------------------------------------------
Marc Baker                             2001               0        0           0            0           0         0             0
    Sole Director and President(2)     2002               0        0           0            0           0         0             0
----------------------------------------------------------------------------------------------------------------------------------
Jeffrey Spanier                        2002               0        0           0            0           0         0             0
    Sole Director and President(3)     2003               0        0           0            0           0         0             0
----------------------------------------------------------------------------------------------------------------------------------
Patrick J. Allin                       2002         274,000        0           0            0           0         0             0
    Chief Executive Officer(4)         2003         374,940
                                       2004          64,489
----------------------------------------------------------------------------------------------------------------------------------
Richard L. Linting                     2002         187,000        0           0            0   1,000,000(6)      0             0
    President - Security Services(5)   2003          79,500
----------------------------------------------------------------------------------------------------------------------------------
Marie Graul                            2002          20,833        0           0            0     400,000(8)      0             0
    Chief Financial Officer(7)         2003         136,806
----------------------------------------------------------------------------------------------------------------------------------
Brett Newbold                          2002         179,500        0           0            0           0         0             0
    President & Chief Technology       2003         159,000
    Officer(9)                         2004               0
----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown include cash compensation earned or to be earned by the named executive officers for the nine-month period from April 2002 through December 2002, including amounts deferred at the election of those officers. Bonuses are paid in April of the year following the year during which they are earned.

(2) On February 27, 2001, Patron (then called Combined Professional Services, Inc.) issued Mr. Baker 2,300,000 shares of Patron common stock. Mr. Baker tendered no consideration for the shares, but rather the Board existing at that time felt that such issuance was necessary to entice him to join Patron based on his extensive experience with mergers and acquisitions. Mr. Baker became Patron's sole director and officer. During his tenure with Patron, Mr. Baker was issued an additional 2,200,000 shares of Patron's common stock. On July 18, 2002, Mr. Baker resigned from his positions with Patron and returned all 4,500,000 shares of Patron's common stock that he had received.

(3) On July 18, 2002, Mr. Spanier was elected as a director and as President of Patron (then called Combined Professional Services, Inc.). Mr. Spanier was issued 4,000,000 shares of Patron's common stock at that time. Pursuant to the Exchange Agreement, and Mr. Spanier's employment agreement with Patron, Mr. Spanier returned the 4,000,000 shares to Patron in conjunction with his resignation as President of Patron. These shares were subsequently cancelled.

(4) Mr. Allin became Patron's Chief Executive Officer on October 11, 2002 and resigned on January 21, 2004.

(5) Mr. Linting became Patron's President, Security Services Group on October 11, 2002 and was terminated on June 30, 2003.

(6) Mr. Linting received, on May 1, 2002, an option to purchase 1,000,000 shares of the common stock of Systems at a per share exercise price of $0.01. Such option grant initially terminates on May 1, 2012. As part of the Redomestication Merger, Mr. Linting's options became exercisable for the shares of the surviving corporation.

(7) Ms. Graul became Patron Systems' Chief Financial Officer and Treasurer on December 6, 2002 and was later terminated on July 17, 2003.

(8) Ms. Graul received, as of December 6, 2002, an option to purchase 400,000 shares of the common stock of Patron at a per share exercise price of $2.05. Such option grant initially terminates on December 6, 2012.

(9) Mr. Newbold became Patron's Chief Technology Officer and President, Technology Products Group on October 11, 2002. He later terminated his employment as of June 30, 2003. He was later named Patron's President & Chief Technology Officer on February 28, 2005.


DIRECTOR COMPENSATION

Patron's Directors did not receive compensation for their services during the 2001 and 2002 fiscal years. Upon their appointment to the Board of Directors of Holdings, Richard G. Beggs, Anthony J. Carbone and Warren K.K. Luke each received an option to purchase 200,000 shares of the common stock of Company. These options were later forfeited upon each member's resignation prior to any option vesting. Other than reimbursement of travel expenses of approximately $8000 in fiscal year 2003, the non-employee board members received no compensation. Patron's Directors did not receive compensation for their services during fiscal year 2004.

OPTION GRANTS IN FISCAL 2004, 2003 AND FOR THE PERIOD FROM APRIL 30, 2002 (INCEPTION) TO DECEMBER 31, 2002

                                 NUMBER OF
                                 SECURITIES        % OF TOTAL OPTIONS                                  GRANT DATE
                            UNDERLYING OPTIONS    GRANTED TO EMPLOYEES     EXERCISE     EXPIRATION       PRESENT
NAME                              GRANTED          (TOTAL 2,362,500)(1)    PRICE(2)        DATE          VALUE(3)
-----------------------     ------------------    --------------------     --------     ----------     ----------
Marc Baker.............                   0                       -              -              -               -
Jeffrey Spanier........                   0                       -              -              -               -
Patrick J. Allin.......                   0                       -              -              -               -
Marie Graul............             400,000                  16.93%          $2.05        12/6/12        $468,000
Brett Newbold..........                   0                       -              -              -               -
Richard L. Linting.....           1,000,000                  42.33%          $0.01         5/1/12              $0

(1) The stock options granted to Mr. Linting are options to purchase 1,000,000 shares of the common stock of Patron Systems, while the stock options granted to Ms. Graul are options to purchase 400,000 shares of the common stock of Patron Systems.

(2) The exercise price of such options was equal to fair market value at the date of grant.

(3) The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table. Patron Systems' use of this model should not be construed as an endorsement of its accuracy of valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual performance of Patron Systems' common stock during the applicable period.

EXECUTIVE EMPLOYMENT AGREEMENTS

PATRICK J. ALLIN

As of October 2, 2002, Patrick J. Allin and Systems entered into an employment agreement in connection with Mr. Allin's employment for a three-year term commencing on October 1, 2002, as the Vice Chairman of the Board of Directors and Chief Executive Officer of Systems. As a result of the Redomestication Merger, this employment agreement was assumed by the surviving corporation. Mr. Allin was to receive a minimum annual base salary of $360,000 for the first year of the employment term, $420,000 for the second year of the employment term and $480,000 for the third year of the employment term. Mr. Allin was eligible to receive (i) an annual bonus of 50-100% of his annual base salary if certain financial performance measures were attained and (ii) such discretionary bonuses as may be authorized by the Compensation Committee from time to time for executive employees. Mr. Allin also was eligible to participate in stock option and other employee benefit plans of Systems that may be in effect from time to time.

Under the terms of Mr. Allin's employment agreement, if Mr. Allin's employment is terminated as a result of his death, we were to pay to Mr. Allin's estate his accrued but unpaid base salary, his accrued but unused vacation and a pro rata annual bonus. If Mr. Allin's employment is terminated because of his incapacity, we were to pay to Mr. Allin for not fewer than three years an annual disability benefit equal to 60% of the sum of his base salary and annual bonus, reduced by amounts payable to Mr. Allin under our disability insurance policy. If Mr. Allin's employment is terminated by us for Cause (as defined in the employment agreement) or by Mr. Allin without Good Reason (as defined in the employment agreement), we were to pay to Mr. Allin his accrued but unpaid base salary. If Mr. Allin's employment is terminated by us without Cause or by Mr. Allin for Good Reason, we were to pay to Mr. Allin his accrued but unpaid base salary, a pro rata annual bonus and all other accrued but unpaid amounts to which Mr. Allin is entitled (including any pro rata performance incentive bonus and all accrued but unused vacation). In addition, if in connection with such a termination Mr. Allin signs a release of all claims against us, we were to (i) pay to Mr. Allin the maximum bonus that could have been paid to Mr. Allin under any performance incentive bonus plan then in effect; (ii) for three years pay to Mr. Allin his base salary plus an additional 10%, and an amount equal to the annual bonus Mr. Allin received for the year prior to the year of the termination and (iii) continue to provide Mr. Allin with health insurance coverage for the remainder of the three-year employment term and continue in effect for Mr. Allin's benefit any directors' and officers' liability insurance covering his period of employment. In the event that the three-year employment term expires without renewal, we were to pay to Mr. Allin his accrued but unpaid base salary, a pro rata annual bonus and all other accrued but unpaid amounts to which Mr. Allin is entitled (including any pro rata performance incentive bonus and all accrued but unused vacation). In addition, if in connection with such expiration Mr. Allin signs a release of all claims against us, we were to (i) pay to Mr. Allin the maximum bonus that could have been paid to Mr. Allin under any performance incentive bonus plan then in effect; (ii) for two years pay to Mr. Allin his base salary plus an additional 10%, and an amount equal to the annual bonus Mr. Allin received for the year prior to the year in which the agreement expires and (iii) continue in effect for Mr. Allin's benefit any directors' and officers' liability insurance covering his period of employment.

Mr. Allin agreed not to compete with us or solicit certain of our employees or clients for a period of two years after the termination of his employment (three years in the event that Mr. Allin is receiving payments and benefits due to the termination of his employment without Cause or for Good Reason). If any termination payments under the agreement or other amounts payable to Mr. Allin are subject to the "golden parachute" excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we had agreed to provide Mr. Allin with a gross-up payment in an amount sufficient to offset the effects of such excise tax.

On January 21, 2004, Mr. Allin resigned as Vice Chairman and CEO.

BRETT NEWBOLD

As of October 2, 2002, Systems entered into an employment agreement with Brett Newbold in connection with Mr. Newbold's employment for a three-year term commencing on October 1, 2002, as the President of the Technology Products Group of Patron Systems. The terms of Mr. Newbold's employment agreement are substantially similar to those described above for Mr. Allin except that Mr. Newbold was to receive a minimum annual base salary of $300,000 for the first year of the employment term, $350,000 for the second year of the employment term and $400,000 for the third year of the employment term.

On June 30, 2003, Mr. Newbold resigned as President of the Technology Products Group of Patron Systems. To this date, we have accrued salary and benefits payable to him in the amount of $338,500.

On February 28, 2005, Patron Systems entered into a new employment agreement with Brett Newbold in connection with Mr. Newbold's employment for a one year term commencing on February 28, 2005, as President and Chief Technology Officer. Mr. Newbold will receive a minimum annual base salary of $190,000 during each fiscal year of the agreement, subject to adjustment on an annual basis by the Board. In the event that his employment is terminated, Mr. Newbold shall continue to receive the Base Salary and shall be entitled to continued participation in our Executive Benefit Plans (as defined below) for a period of six (6) months. Mr. Newbold is eligible to receive (i) an annual bonus of 50% of his annual base salary if certain financial performance measures are attained and (ii) such discretionary bonuses as may be authorized by the Compensation Committee from time to time for executive employees. Mr. Newbold also is eligible to participate in stock option and other employee benefit plans of Systems that may be in effect from time to time.

Mr. Newbold's employment pursuant to his employment agreement will terminate on the expiration of the agreement's term, the death of the executive, or delivery of written notice of termination by us to Mr. Newbold if he were to suffer a permanent disability rendering him unable to perform his duties and obligations under the agreement for 90 days in any 12-month period. We can terminate Mr. Newbold's employment by delivery of written notice of such termination "for cause" to Mr. Newbold by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to us or our affiliates, its properties, assets or business, or its stockholders, officers, directors or employees; (ii) any act of Executive involving a material personal profit to Executive, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or our funds or any of our subsidiaries; (iii) Executive's consistent failure to perform his normal duties or any obligation under any provision of this Agreement, in either case, as directed by the Board; (iv) conviction of, or pleading nolo contendere to, any crime or offense involving our monies or other property. Mr. Newbold can terminate his employment by delivery of written notice of termination "for good reason" to us by reason of (i) a material change in Executive's function, authority, duties, compensation or responsibilities, without Executive's express written consent; (ii) a substantial difference of opinion between Executive and the Board develops, or other circumstances should arise such that Executive, in good faith, no longer believes that he can function effectively as our President and Chief Technical Officer; (iii) any material failure by us to comply with any of the provisions of this Agreement; or (iv) any other matter or circumstance requested by the Board if either (a) made with the intent of hindering Executive in the performance of his duties hereunder or creating an incentive for Executive to exercise his rights or (b) the effect of such request could reasonably be expected to hinder Mr. Newbold in the performance of his duties hereunder or create an incentive for Executive to exercise his rights; or delivery to Executive of written notice of termination by us "without cause." We shall first provide Mr. Newbold with 30-days written notice of such alleged misconduct, including a specific description of such misconduct sufficient to allow Mr. Newbold an opportunity to correct such noted problems. Mr. Newbold shall have the opportunity to appear before the Board, with his legal counsel, to present any relevant information he believes the Board should consider. Mr. Newbold shall not be terminated for cause unless, after the notice period expires, Mr. Newbold continues to fail to satisfactorily perform his duties. If Mr. Newbold determines that "good reason" as defined in in his employment agreement exists, Mr. Newbold shall so notify us in writing. We shall have thirty (30) days to remedy the facts and circumstances that provided "good reason." If adequate remedy has occurred, Mr. Newbold shall continue in our employ as if no notice had been given. If adequate remedy has not occurred, Mr. Newbold may, at his option, terminate his employment for "good reason."

Mr. Newbold agrees not to compete with us or solicit certain of our employees or clients for a period of two years after the termination of his employment.

RICHARD L. LINTING

As of October 2, 2002, Richard L. Linting and Systems entered into an employment agreement in connection with Mr. Linting's employment for a three-year term commencing on October 1, 2002, as the President of the Securities Services Group of Patron Systems. The terms of Mr. Linting's employment agreement were substantially similar to those described above for Mr. Allin except that Mr. Linting was to receive a minimum annual base salary of $300,000 for the first year of the employment term, $350,000 for the second year of the employment term and $400,000 for the third year of the employment term. As of May 1, 2002, Systems granted to Mr. Linting a non-qualified option to purchase 1,000,000 shares of its common stock, $.01 par value, with an exercise price equal to $.01 per share. The option vests quarterly over three years, commencing on the date of grant, in approximately equal installments, subject generally to Mr. Linting's continued employment by Systems. The option expires on May 1, 2012. If Mr. Linting's employment is terminated because of his death or incapacity, by us without Cause (as defined in the employment agreement) or by Mr. Linting for Good Reason (as defined in the employment agreement), the option will become fully vested and thereafter may be exercised until the earlier of the third annual anniversary of the date Mr. Linting's employment terminates and the option's expiration date. If Mr. Linting's employment is terminated by us for Cause, the option automatically will terminate. If Mr. Linting's employment is terminated by Mr. Linting without Good Reason, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the three month anniversary of the date Mr. Linting's employment terminates and the option's expiration date. In the event that Mr. Linting's three-year employment term expires without renewal, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the third annual anniversary of the date the term expires and the option's expiration date.

On June 30, 2005, Mr. Linting resigned as President of the Security Services Group and notified us that he was resigning for Good Reason.

MARIE MEISENBACH GRAUL

As of December 6, 2002, Marie Meisenbach Graul and Systems entered into an employment agreement in connection with Ms. Graul's employment for a three-year term commencing on December 6, 2002, as Senior Vice President, Chief Financial Officer and Treasurer of Systems. The terms of Ms. Graul's employment agreement are substantially similar to those described above for Mr. Allin except that (i) Ms. Graul was to receive a minimum annual base salary of $250,000 during the employment term and (ii) Ms. Graul was eligible to receive an annual bonus of up to 50% of her annual base salary if certain financial performance measures are attained. As of December 6, 2002, Systems granted to Ms. Graul a non-qualified option to purchase 400,000 shares of its common stock, $.01 par value, with an exercise price equal to $2.05 per share. The option vests quarterly over three years, commencing on the date of grant, in approximately equal installments, subject generally to Ms. Graul's continued employment by Systems. The option expires on December 6, 2012. If Ms. Graul's employment is terminated because of her death or incapacity, by us without Cause (as defined in the employment agreement) or by Ms. Graul for Good Reason (as defined in the employment agreement), the option will become fully vested and thereafter may be exercised until the earlier of the third annual anniversary of the date Ms. Graul's employment terminates and the option's expiration date. If Ms. Graul's employment is terminated by us for Cause, the option automatically will terminate. If Ms. Graul's employment is terminated by Ms. Graul without Good Reason, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the three month anniversary of the date Ms. Graul's employment terminates and the option's expiration date. In the event that Ms. Graul's three-year employment term expires without renewal, the option will be exercisable only to the extent then vested and thereafter may be exercised until the earlier of the third annual anniversary of the date the term expires and the option's expiration date.

On August 30, 2003, Ms. Graul resigned as Senior Vice President, Chief Financial Officer and Treasurer of Systems.

ROBERT W. CROSS

On February 28, 2005, Systems' Board of Directors approved the appointment of Mr. Cross as our Chief Executive Officer and Acting Chief Financial Officer. Currently, we do not have an employment agreement with Mr. Cross.

J. WILLIAM HAMMON

On February 28, 2005, Systems entered into an employment agreement with J. William Hammon in connection with Mr. Hammon's employment for a one year term commencing on February 28, 2005, as Chief Marketing Officer of Patron Systems. The terms of Mr. Hammon's employment agreement are substantially similar to those described above for Mr. Newbold's second employment agreement except that Mr. Hammon will receive a minimum annual base salary of $180,000 per annum and a commission of 1% on all of our product sales. This percentage is subject to review at the end of each fiscal year. The Executive will receive a non-recoverable draw of $60,000 during the first six months of his employment.

AL HASAN, PH.D.

On February 24, 2005, Systems entered into an employment agreement with Al Hasan in connection with Mr. Hasan's employment for a one year term commencing on February 24, 2005, as our Executive Vice President. The terms of Mr. Hasan's employment agreement are substantially similar to those described above for Mr. Newbold's second employment agreement except that Mr. Hasan will receive a minimum annual base salary of $150,000 per annum.

MARIS J. LICIS

On December 2, 2004, Systems entered into an employment agreement with Maris J. Licis in connection with Mr. Licis' employment for a one year term commencing on December 2, 2004, as the Director of Corporate Development of Patron Systems. The terms of Mr. Licis' employment agreement are substantially similar to those described above for Mr. Allin except that Mr. Licis will receive a minimum annual base salary $120,000 and an annual bonus of up to 50% of his annual base salary if certain financial performance measures are attained. In addition, Mr. Licis will be paid $125,300 in connection with services rendered as a consultant to us commencing on October 1, 2003 and concluding on December 1, 2004. Mr. Licis was also granted a non-qualified option to purchase 250,000 shares of our common stock at a price of $0.93 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 24, 2005, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at June 24, 2005. As of June 24, 2005, there were 55,796,712 shares of common stock outstanding, not including vested, un-issued stock options totaling 5,587,500. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment power with respect to the shares.

                                                          AMOUNT AND
                                                           NATURE OF    PERCENT
                                                          BENEFICIAL      OF
CERTAIN BENEFICIAL OWNERS                                  OWNERSHIP     CLASS
-------------------------------------------------------   ----------   --------
DIRECTORS AND EXECUTIVE OFFICERS
-------------------------------------------------------
Robert W. Cross, Chief Executive Officer & Director
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................       66,667    0.12%(1)
Brett Newbold, President & Chief Technology Officer
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................    4,525,000    8.11%(2)
Heidi B. Newton, Chief Financial Officer
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................      202,114    0.36%(3)
J. William Hammon, Chief Marketing Officer
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................    2,150,000    3.75%(4)
James E. Morriss, Vice President of Engineering
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................            0    0.00%
Al Hasan, Ph.D., Executive Vice President
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................    1,095,600    1.96%(5)
Maris J. Licis, Director of Corporate Development
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................      750,000    1.33%(6)
Robert E. Yaw II
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................    7,750,000   13.89%(7)
George M. Middlemas
500 N Michigan Ave, Suite 300
Chicago, IL 60611 .....................................       22,751    0.04%(8)

                ALL DIRECTORS AND EXECUTIVE
                     OFFICERS AS A GROUP ..............   16,562,132   29.56%

(1) Based on information contained in a Form 3, dated February 28, 2005, 66,667 shares are directly owned by Mr. Cross.

(2) Based on information contained in a Schedule 13D, dated February 28, 2005, 1,925,000 shares are directly owned by Mr. Newbold, with 2,600,000 indirectly beneficially owned by him.

(3) Based on information contained in a Form 3, dated February 28, 2005, 202,114 shares are directly owned by Ms. Newton.

(4) Based on information contained in a Form 3, dated February 28, 2005, 600,000 shares are directly owned by Mr. Hammon. In addition, we granted Mr. Hammon the option to purchase 1,550,000 shares of common stock at a price of $0.60 per share. At October 9, 2004, these options were fully vested.

(5) Based on information contained in a Form 8-K, dated February 24, 2005, 1,095,600 shares are directly owned by Mr. Hasan.

(6) 150,000 shares are directly owned by Mr. Licis. In addition, we granted him the option to purchase 350,000 shares of common stock at a price of $0.60 per share. At October 9, 2004, these options were fully vested. We also granted Mr. Licis the option to purchase 250,000 shares of common stock at a price of $0.93 per share in connection with his employment agreement dated December 2, 2004, at which time these shares were fully vested.

(7) Based on information contained in a Form 3, dated October 10, 2002, 1,000,000 shares are directly owned by Mr. Yaw, with 6,750,000 shares indirectly beneficially owned by him.

(8) Based on information contained in a Form 3, dated February 28, 2005, 22,751 shares are directly owned by Mr. Middlemas.

(9) Based on information contained in the Settlement Agreement and Mutual Release dated June 2, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no securities authorized for issuance under an equity compensation plan. While we intended to adopt a Long-Term Incentive Plan in early 2003, neither our Board of Directors nor stockholders approved the plan. Consequently, all options previously granted are free standing stock options exercisable according to their terms.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH EXECUTIVE OFFICERS AND STOCKHOLDERS

Certain of our stockholders and officers have incurred operating expenses totaling approximately $1,483,980 on our behalf. Such expenses have been recorded in the accompanying financial statements with a corresponding obligation to reimburse the stockholder/officer. Included in such expenses is approximately $13,090 of expenses incurred by our founders prior to incorporation for which we agreed to reimburse the founders. As of December 31, 2004, approximately $913,306 has been reimbursed to the stockholders/officers in the aggregate.

In 2002 we, through our then Chief Executive Officer, Patrick J. Allin, agreed to reimburse recurring office expenses of the non-executive Chairman of the Board in the aggregate of $142,500. The monthly recurring amount of $9,500 continued through June of 2003 at which time the office was relocated and the amount increased to $15,000 per month. The aggregate office expense in 2003 and 2004 was $147,000 and $180,000, respectively. The current CEO of Patron Systems, Inc., Robert Cross, has agreed that this accrual will continue through May 31, 2005, at which time the monthly office expense of $15,000 will cease to accrue.

In June of 2002, certain executive officers and directors provided funds to us for working capital advances to TrustWave Corp. totaling $40,000. On June 13, 2002, Robert E. Yaw II, non-executive Chairman of the Board, advanced $20,000 directly to TrustWave Corp. For this amount, we issued a note to Mr. Yaw, payable on demand and accruing interest at rate of 10% per annum. Although we have written off the loans payable by TrustWave, we intend to repay the principal and accrued interest under this note.

In July of 2002, certain executive officers, directors and shareholders provided funds to us for working capital advances to TrustWave Corp., totaling $300,000. On July 14, 2002, Robert E. Yaw II, non-executive Chairman of the Board and Maris J. Licis, now our Director of Corporate Development advanced $50,000 and $25,000, respectively, for the benefit of TrustWave Corp. For these amounts, we issued notes, payable on demand and accruing interest at rate of 10% per annum. .. Although we have written off the loans payable by TrustWave, we intend to repay the principal and accrued interest under this note to this executive officer and director.

From April 30, 2002 (Inception) to December 31, 2004, J. William Hammon, now our Chief Marketing Officer, and his spouse, have advanced $345,712 in the aggregate to us. For $119,000 of this total amount, we issued two notes, payable on demand and accruing interest at a rate of 10% per annum. In an effort to secure legal counsel and pay certain reimbursable expenses, we completed two Private Placements of restricted securities for $200,000 in the aggregate, which funds were deposited into the personal bank account of Mr. Hammon. From this account, he paid certain of our outstanding obligations, including legal retainers and fees and reimbursable expenses of officers and stockholders. The $200,000 in private placement funds were netted against the total he advanced to us.

ITEM 13. EXHIBITS

The  following  documents  are  filed as a part of this  Annual  Report  on form
10-KSB:

Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
2.1            Second Amended and Restated Share Exchange  Agreement dated as of
               October 10, 2002,  among Combined  Professional  Services,  Inc.,
               Patron   Systems,   Inc.  and  the  holders  of  the  issued  and
               outstanding capital stock of Patron Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed October 11, 2002).

2.2 Agreement and Plan of Merger dated as of November 23, 2002, by and among Patron Systems, Inc., TWC Acquisition, Inc. and TrustWave Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed November 27, 2002).

2.3 Supplemental Agreement dated as of November 23, 2002, by and among Patron Systems, Inc., TWC Acquisition, Inc., TrustWave Corp. and certain stockholders of TrustWave Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed November 27, 2002).

2.4 Agreement and Plan of Merger dated as of November 24, 2002, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit
               2.3 to the Current Report on Form 8-K filed November 27, 2002).

2.5 Supplemental Agreement dated as of November 24, 2002, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed November 27, 2002).

2.6 Agreement and Plan of Merger dated as of March 26, 2003, Patron Systems, Inc. and Patron Holdings, Inc. (incorporated by reference to Exhibit A to the Definitive Information Statement on
               Schedule 14C filed on March 7, 2003).

2.7 Amended and Restated Supplemental Agreement dated as of February 24, 2005, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to
               Exhibit  10.1 to the  Current  Report on Form 8-K filed  March 2,
               2005).

2.8 Amended and Restated Agreement and Plan of Merger dated March 30, 2005, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 5,
               2005).

3.1 Second Amended and Restated Certificate of Incorporation of Patron Systems, Inc. dated as of March 7, 2003 (incorporated by reference to Exhibit B to the Definitive Information Statement on
               Schedule 14C filed on March 7, 2003).

3.2 Amended and Restated By-laws of Patron Systems, Inc., dated as of March 7, 2003 (incorporated by reference to Exhibit C to the Definitive Information Statement on Schedule 14C filed with the SEC on March 7, 2003).

10.1           Employment Agreement dated as of October 2, 2002, between Patrick
               J. Allin and Patron Systems,  Inc.  (incorporated by reference to
               Exhibit 10.2 to Patron Holdings' Annual Report on Form 10-KSB filed March 31, 2003).*

10.2 Employment Agreement dated as of October 2, 2002, between Brett Newbold and Patron Systems, Inc. (incorporated by reference to
               Exhibit 10.3 to Patron Holdings' Annual Report on Form 10-KSB filed March 31, 2003).*

10.3           Employment Agreement dated as of October 2, 2002, between Richard
               L. Linting and Patron Systems, Inc. (incorporated by reference to
               Exhibit 10.4 to Patron Holdings' Annual Report on Form 10-KSB filed March 31, 2003).*

10.4 Senior Executive Employment Agreement dated as of December 6, 2002, between Marie Meisenbach Graul and Patron Systems, Inc. (incorporated by reference to Exhibit 10.5 to Patron Holdings' Annual Report on Form 10-KSB filed March 31, 2003).*

10.5 Executive Employment Agreement dated as of December 2, 2004, between Maris J. Licis and Patron Systems, Inc.*

11.1           Computation of Per Share Earnings**

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
16.1           Letter of Grassano  Accounting PA regarding  change in certifying accountant  (incorporated  by reference to Exhibit 16.1 to Patron
               Holdings'  Current  Report on Form 8-K filed  December 16, 2002).

21.1           Subsidiaries of the Company.

31.1 Certification of principal executive officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan.

** Data required by SFAS No. 128, "Earnings Per Share," is provided in Note B to the consolidated financial statements in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 and for the period from Inception (April 31, 2002) to December 31, 2002, for professional services rendered by the principal accountant for the audit of our annual financial statements were $60,000, $148,197 and $204,086, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 and for the period from Inception (April 31, 2002) to December 31, 2002, for products and services provided by the principal accountant, other than the services reported above were $0, $0 and $0 respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PATRON SYSTEMS, INC.

                              By: /S/ ROBERT CROSS
                                  ---------------------------------------------
                                  Robert Cross

                                  Its: Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)




                                POWER OF ATTORNEY

The undersigned directors and officers of Patron Systems, Inc. do hereby constitute and appoint Robert Cross with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                       DATE
        ---------                           -----                       ----

    /S/ ROBERT CROSS           Chief Executive Officer, Acting     June 29, 2005
---------------------------    Chief Financial Officer &
                               Director
       Robert Cross

    /S/ BRETT NEWBOLD          President & Chief Technology        June 29, 2005
---------------------------    Officer
      Brett Newbold

  /S/ ROBERT E. YAW, II        Chairman of the Board               June 29, 2005
---------------------------
    Robert E. Yaw, II

  /S/ GEORGE MIDDLEMAS         Director                            June 29, 2005
---------------------------
     George Middlemas