Form 10QSB
period 2005-03-31
PATRON SYSTEMS INC
filed 2005-08-03
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005



|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____



                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   74-3055158
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     500 N. MICHIGAN AVE, SUITE 300                          60611
              CHICAGO, IL
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (312) 396-4031
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,698,360 shares of common stock outstanding as of July 29, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                              PATRON SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS...............................................   3

Condensed Consolidated Balance Sheet at March 31, 2005  (unaudited)........   3
Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2005 and 2004 (unaudited)............   4
Condensed Consolidated Statement of Stockholders' (Deficiency)
         Equity for the Three Months Ended March 31, 2005 (unaudited)......   5
Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2005 and 2004 (unaudited)............   6
Notes to Condensed Consolidated Financial Statements (unaudited)...........   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................  26

ITEM 3. CONTROLS AND PROCEDURES............................................  37


PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  39

ITEM 6. EXHIBITS...........................................................  40

SIGNATURES.................................................................  42

                           FORWARD LOOKING STATEMENTS
The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although Patron Systems believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither Patron Systems nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Patron Systems is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

ASSETS                                                            MARCH 31, 2005
                                                                   ------------
Current Assets:
  Cash and cash equivalents ...................................    $    366,721
  Restricted cash .............................................       1,388,000
  Accounts receivable, net ....................................         284,597
  Other current assets ........................................          76,260
                                                                   ------------
     Total current assets .....................................       2,115,578

Property and equipment, net ...................................         166,760
Deferred financing costs ......................................         460,559
Intangible assets, net ........................................       3,081,770
Goodwill ......................................................      22,544,415
                                                                   ------------
     Total assets .............................................    $ 28,369,082
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable ............................................    $  2,120,132
  Accrued payroll and related expenses ........................       3,203,699
  Notes payable (to creditors of acquired business) ...........       2,640,000
  Accrued interest ............................................       1,139,219
  Advances from stockholders ..................................         885,342
  Demand notes payable ........................................         695,000
  Expense reimbursements due to officers and stockholders .....         476,174
  Consulting agreement payable ................................         300,000
  Deferred revenue ............................................         235,034
  Notes payable to officers and stockholders ..................         430,212
  Other current liabilities ...................................         142,969
  Bridge notes payable ........................................       2,717,105
  Acquisition notes payable ...................................       4,500,000
                                                                   ------------
     Total current liabilities ................................      19,484,886

Note payable - stock repurchase obligation ....................       1,738,667
                                                                   ------------
     Total liabilities ........................................      21,223,553
                                                                   ------------

Common stock subject to put right (2,000,000 shares) ..........       1,000,000
                                                                   ------------

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized, none issued
    and outstanding ...........................................            --
  Common stock, par value $0.01 per share,
    150,000,000 shares authorized, 37,006,212
    shares issued and outstanding as of March
    31, 2005 (net of 2,000,000 shares subject
    to put right) .............................................         370,062
  Additional paid-in capital ..................................      44,998,571
  Common stock to be issued ...................................       5,189,400
  Common stock repurchase obligation ..........................      (1,300,000)
  Deferred compensation .......................................        (966,833)
  Accumulated deficit .........................................     (42,145,671)
                                                                   ------------
     Total stockholders' equity ...............................       6,145,529
                                                                   ------------
     Total liabilities and stockholders' equity ...............    $ 28,369,082
                                                                   ============


See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       2005            2004
                                                   ------------    ------------
                                                                   (DEVELOPMENT
                                                                      STAGE)

Revenue ........................................   $     48,860    $       --
                                                   ------------    ------------

Cost of Sales
  Cost of products/services ....................         31,004            --
  Amortization of technology ...................         11,167            --
                                                   ------------    ------------
    Total cost of sales ........................         42,171            --
                                                   ------------    ------------
  Gross profit .................................          6,689            --
                                                   ------------    ------------

Operating Expenses
  Salaries and related expenses ................        458,686         110,489
  Consulting expense (non-employee stock based
     compensation) .............................        508,500          77,500
  Professional fees ............................        144,401          28,924
  General and administrative ...................        244,244         270,994
  Amortization of intangibles ..................          8,063            --
  Stock based penalty under accomodation
     agreement .................................        369,000         255,000
  Loss associated with settlement agreement ....           --           438,667
                                                   ------------    ------------
     Total operating expenses ..................      1,732,894       1,181,574

Operating loss .................................     (1,726,205)     (1,181,574)

Interest income ................................         19,250          19,250
Interest expense ...............................       (496,840)        (33,088)

                                                   ------------    ------------
Loss before income taxes .......................     (2,203,795)     (1,195,412)

  Income taxes .................................           --              --
                                                   ------------    ------------
Net loss .......................................   $ (2,203,795)     (1,195,412)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted .........   $      (0.04)   $      (0.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding
   - Basic and diluted .........................     50,686,749      38,814,999
                                                   ============    ============


See notes to condensed consolidated financial statements.

PATRON SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY (unaudited)
For the three months ended March 31, 2005
                                                                              Additional    Shares of      Value of
                                                 Shares of     Par Value       Paid in     Common Stock  Common Stock
                                                Common Stock  Common Stock     Capital     to be Issued   to be Issued
                                                 -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004 (development stage)    37,006,212   $   370,062   $28,973,711     5,951,648   $ 4,671,400

Common stock issued in purchase business
   combinations
Complete Security Solutions, Inc. ............          --            --       6,300,000     7,500,000        75,000
LucidLine, Inc. ..............................          --            --       3,696,000     4,400,000        44,000
Entelagent Software Corporation ..............          --            --       2,520,000     3,000,000        30,000
Common stock to be issued under accommodation
   agreement as a penalty ....................          --            --            --         450,000       369,000
Amortization of deferred stock-based
   compensation ..............................          --            --            --            --            --
Issuance of warrants and bridge notes to
   investors .................................          --            --       1,043,860          --            --
Issuance of warrants issued as purchase
   consideration .............................          --            --       1,912,500          --            --
Issuance of warrants to transaction advisors .          --            --         255,000          --            --
Issuance of warrants to placement agent ......          --            --         297,500          --            --
Net Loss .....................................          --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2005 ......................    37,006,212   $   370,062   $44,998,571    21,301,648   $ 5,189,400
                                                 ===========   ===========   ===========   ===========   ===========


                                                 COMMON STOCK
                                                  REPURCHASE       DEFERRED      ACCUMULATED
                                                  OBLIGATION     COMPENSATION      DEFICIT           TOTAL
                                                 ------------    ------------    ------------    ------------
Balance, December 31, 2004 (development stage)   $ (1,300,000)   $ (1,475,333)   $(39,941,876)   $ (8,702,036)

Common stock issued in purchase business
   combinations
Complete Security Solutions, Inc. ............           --              --              --         6,375,000
LucidLine, Inc. ..............................           --              --              --         3,740,000
Entelagent Software Corporation ..............           --              --              --         2,550,000
Common stock to be issued under accommodation
   agreement as a penalty ....................           --              --              --           369,000
Amortization of deferred stock-based
   compensation ..............................           --           508,500            --           508,500
Issuance of warrants and bridge notes to
   investors .................................           --              --              --         1,043,860
Issuance of warrants issued as purchase
   consideration .............................           --              --              --         1,912,500
Issuance of warrants to transaction advisors .           --              --              --           255,000
Issuance of warrants to placement agent ......           --              --              --           297,500
Net Loss .....................................           --              --        (2,203,795)     (2,203,795)
                                                 ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2005 ......................   $ (1,300,000)   $   (966,833)   $(42,145,671)   $  6,145,529
                                                 ============    ============    ============    ============

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                                 MARCH 31,       MARCH 31,
                                                                   2005            2004
                                                               ------------    ------------
                                                                               (DEVELOPMENT
                                                                                  STAGE)
Cash Flows from Operating Activities
  Net loss .................................................   $ (2,203,795)   $ (1,195,412)
                                                               ============    ============
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ..........................         19,525            --
    Amortization of deferred compensation ..................        508,500            --
    Accretion related to warrants issued for notes payable .        260,965            --
    Amortization of deferred financing costs ...............        153,520            --
    Common stock issued in lieu of cash for services .......           --            77,500
    Stock based penalty on accomodation agreement ..........        369,000         255,000
    Costs of acquisitions not consummated ..................           --           438,667
    Non-cash interest income ...............................        (19,250)        (19,250)
    Changes in assets and liabilities:
      Restriced cash escrowed to settle liabilities assumed      (1,388,000)           --
      Prepaid expenses .....................................         10,637            --
      Accounts receivable ..................................        (58,518)           --
      Other current assets .................................        110,533            --
      Accounts payable .....................................       (325,017)         20,181
      Accrued interest .....................................         94,827          33,088
      Deferred revenue .....................................         35,283            --
      Expense reimbursements due to officers and
         shareholders ......................................        (94,500)           --
      Accrued payroll and payroll related expenses .........        (72,250)         86,944
      Other current liabilities ............................         31,439            --
      Other accrued expenses ...............................         (3,413)           --
                                                               ------------    ------------
  Total adjustments ........................................       (366,719)        892,130
                                                               ============    ============
NET CASH USED IN OPERATING ACTIVITIES ......................     (2,570,514)       (303,282)
                                                               ============    ============

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ..........       (847,633)           --
  Cash acquired in purchase business combinations ..........        416,397            --
  Purchase of fixed assets .................................        (32,055)           --
                                                               ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ......................       (473,291)           --
                                                               ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses financed by (repaid to) officers and stockholders       (225,000)        200,236
  Advances from stockholders ...............................        500,000            --
  Deferred financing costs .................................       (316,579)           --
  Proceed from issuance of common stock ....................           --           200,000
  Proceeds from issuance of bridge notes ...................      3,500,000            --
  Repayments of advances from shareholders .................        (93,796)       (119,903)
                                                               ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      3,364,625         280,333
                                                               ============    ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......   $    320,820    $    (22,949)

CASH AND CASH EQUIVALENTS, beginning of period .............   $     45,901    $     22,957
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ...................   $    366,721    $          8
                                                               ------------    ------------

Supplemental Disclosures of Cash Flow Information:
  Issuance of note under stock repurchase obligation .......   $       --      $  1,300,000
  Obligation to repurchase 2,000,000 shares of common
     stock subject to put right ............................           --         1,000,000
Cash paid during the period for:
  Interest .................................................        214,428
Supplemental non-cash investing and financial activity
  Current tangible assets acquired .........................        417,525
  Non-current tangible assets acquired .....................      2,756,470
  Current liabilities assumed with acquisitions ............     (8,606,548)
  Non-current liabilities assumed with acquisitions ........       (439,126)
  Intangible assets acquired ...............................      3,101,000
  Goodwill recognized on purchase business combinations ....     22,544,415
  Non-cash considerations ..................................    (19,342,500)
  Cash acquired in purchase business combinations ..........        416,397
                                                               ------------
  Cash paid to acquire businesses ..........................        847,633
                                                               ============

See notes to condensed consolidated financial statements.


See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE A - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. (the "Company," "Patron," "us," or "we") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

NOTE B - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc., ("Systems") is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' founders intended to raise capital on a private equity basis, but determined that it had a need for a public company currency to achieve their growth plan.

Pursuant to an Amended and Restated Share Exchange Agreement dated October 11, 2002, Combined Professional Services ("CPS"), Systems and the stockholders of
Systems consummated a share exchange ("Share Exchange"), As a result of the Share Exchange, the former stockholders of Systems became the majority stockholders of CPS. Accordingly, Systems became the accounting acquirer of CPS and the exchange was accounted for as a reverse merger and recapitalization of Systems. CPS subsequently changed its name to Patron Systems, Inc. (the "Company" or "Patron").

DEVELOPMENT STAGE OPERATIONS

In accordance with Statement of Financial Accounting Standard ("SFAS") No.7, the Company was considered to be a development stage enterprise during the quarter ended March 31, 2004, as its activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments, As described in Note E, the Company consummated acquisitions of three businesses that have developed technologies, customer bases and are generating revenue. Accordingly, the Company is no longer considered to be a development stage enterprise effective for the quarter ended March 31, 2005.

NOTE C - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,203,795 for the three months ended March 31, 2005, which includes $877,500 of non-cash charges for the fair value of common stock the Company issued as penalties under certain registration rights agreements and amortization of deferred compensation under a stock based compensation arrangement. In addition, the Company used net cash flows in its operating activities of $2,570,514 during the quarter ended March 31, 2005. The Company's working capital deficiency at March 31, 2005 amounts to $17,369,308 and the Company is continuing to experience shortages in working capital. The Company is also involved in substantial litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note N). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note E is critical to the realization of its business plan. The Company raised $4,000,000 of gross proceeds ($3,683,421 net proceeds after the payment of certain transaction expenses) in two financing transactions, including $500,000 that the Company received as an advance from a stockholder during the three months ended March 31, 2005. The Company used $2,570,514 of these proceeds to fund its operations (which includes a $1,388,000 escrow deposit for the payment of liabilities assumed in business combinations), and $473,291 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated during the quarter. In addition, the Company repaid an aggregate of $318,796 of certain obligations due to certain officer/stockholders. Subsequent to March 31, 2005 the Company raised approximately $3,893,000 in additional gross funds in five capital financing transactions. Net proceeds from these transaction amounted to $3,587,840 which were used principally to fund operations.

The Company is currently in the process of attempting to raise additional capital and has taken certain steps to conserve its liquidity while it continues to integrate the acquired businesses. Although management believes that the Company has access to capital resources, the Company has not secured any commitments for additional financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital and/or successfully execute its business plan.

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

REVENUE RECOGNITION

The Company derives revenues from the following sources: (1) sales of computer software, which includes new software licenses and software updates and product support revenues and (2) services, which include internet access, back-up, retrieval and restoration services and professional consulting services.

The Company applies the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

The Company generates revenues through sales of software licenses and annual support subscription agreements, which include access to technical support and software updates (if and when available). Software license revenues are generated from licensing the rights to use products directly to end-users and through third party service providers.

Revenues from software license agreements are generally recognized upon delivery of software to the customer. All of the Company's software sales are supported by a written contract or other evidence of sale transaction such as a customer purchase order. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

Revenue from post contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. The Company uses the residual method prescribed in SOP 98-9 to allocate revenues to delivered elements once it has established vendor-specific evidence for such undelivered elements.

The Company provides its internet access and back-up, retrieval and restoration services under contractual arrangements with terms ranging from 1 year to 5 years. These contracts are billed monthly, in advance, based on the contractually stated rates. At the inception of a contract, the Company may activate the customer's account for a contractual fee that it amortizes over the term of the contract in accordance with Emerging Issues Task Force Issue ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables." The Company's standard contracts are automatically renewable by the customer unless terminated on 30 days written notice. Early termination of the contract generally results in an early termination fee equal to the lesser of six months of service or the remaining term of the contract.

Professional  consulting  services  are  billed  based on the number of hours of
consultant   services  provided  and  the  hourly  billing  rates.  The  Company recognizes revenue under these arrangements as the service is performed.

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of Emerging Issues Task Force ("EITF") 99-19.

ACCOUNTS RECEIVABLE

The Company adjusts its accounts receivable balances that it deems to be uncollectible. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis and determines the allowance based on an analysis of its past due accounts. All past due balances that are over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred; cost of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in the statement of operations in the period of disposal

GOODWILL

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note E amounting to $22,544,415. The Company has determined that no impairment charges are necessary during the quarter ended March 31, 2005.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and record impairment charges when necessary. The Company has determined that no impairment charges are necessary during the quarter ended March 31, 2005.

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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2005            2004
                                                    -----------     -----------

Net Loss, as reported ..........................    $(2,203,795)    $(1,195,412)
(+)Stock-based compensation cost reflected
   in the financial statements .................           --              --
(-)Stock-based employee compensation expense
    under the fair value method ................        185,278         204,444
                                                    -----------     -----------
Pro-Forma Net Loss .............................    $(2,389,073)    $(1,399,856)
                                                    ===========     ===========
Pro-Forma Net Loss per Share-
Basic and Diluted, as reported .................    $     (0.04)    $     (0.03)
                                                    ===========     ===========
Basic and Diluted, pro-forma ...................    $     (0.05)    $     (0.04)
                                                    ===========     ===========

Number of Shares, Basic and Diluted ............     50,686,749      38,251,388
                                                    ===========     ===========

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

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards. The Company records valuation allowances for deferred tax assets when circumstances indicate it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

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

As a result of the consummation of the Share Exchange described in Note B, the Company included 1,200,000 stock options with an exercise price of $.01 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                                             MARCH 31,
                                                  ------------------------------
                                                     2005                2004
                                                  ----------          ----------
Options ................................           7,125,000           5,200,000
Warrants ...............................           4,665,000              15,000
Convertible notes ......................                --               120,462
                                                  ----------          ----------
                                                  11,790,000           5,335,462
                                                  ==========          ==========


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable accrued expenses, advances from stockholders and all note obligations classified as current liabilities approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of the Company's convertible and subordinated note obligations, stock repurchase obligation and common stock subject to put right approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with any equity instruments concurrently issued to holders.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets". SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

NOTE E - BUSINESS COMBINATIONS

MERGER WITH COMPLETE SECURITY SOLUTIONS, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, the Company's merger with Complete Security Solutions, Inc. ("CSSI") became effective. The merger was consummated pursuant to a definitive Supplemental Agreement and the Agreement and Plan of Merger, entered into as of February 24, 2005, each among the Company, CSSI Acquisition Co. I, Inc., a wholly-owned subsidiary of the Company and CSSI. Pursuant to the terms of the Supplemental Agreement and Agreement and Plan of Merger with CSSI, CSSI Acquisition Co. I, Inc. merged with and into CSSI, with CSSI surviving the merger as a wholly-owned subsidiary of the Company.

CSSI sells computer software that supports real-time secure collection, delivery and sharing of field-based report information for public safety agencies. The Company believes that CSSI's electronic forms technology provides law enforcement and other justice agencies with secure, real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system. The Company acquired CSSI because it believes that such technologies fit within its strategic plan of building a business that addresses the urgency of homeland and information security initiatives.

In connection with the CSSI merger, the Company issued 7,500,000 shares of common stock in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 (the "Subordinated Notes") and warrants to purchase 2,250,000 shares of common stock ("Purchase Warrants") in exchange for the outstanding shares of the preferred stock of CSSI. The Purchase Warrants have a term of 5 years and an exercise price of $0.70 per share. The Subordinated Notes and Purchase Warrants were issued to Apex Investment Fund V, L.P., The Northwestern Mutual Life Insurance Company, and Advanced Equities Venture Partners I, L.P.

The Subordinated Notes issued to the holders of the outstanding preferred stock of CSSI have an initial term of 120 days (due on June 25, 2005), with the Company's option to extend the term for an additional 60 days to August 24, 2005. The Subordinated Notes are interest free and automatically convert into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. If the Subordinated Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant (the "Penalty Warrant") entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The Penalty Warrants issuable in connection with the non-payment of the Subordinated Notes may only be exercised by a holder's delivery of its subordinated promissory note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Subordinated Note. As described in Note P, the Company did not repay the Subordinated Notes on their original maturity date of June 25, 2005.

The Company has agreed to register the resale of the 7,500,000 shares of common stock issued to the holders of the outstanding common stock of CSSI and the 2,250,000 shares of common stock issuable upon the exercise of the warrants issued to the holders of the outstanding preferred stock of CSSI at such time as the Company next files a registration statement with the Securities and Exchange Commission ("SEC") on a best efforts basis.

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

LucidLine provides high-speed Internet access, synchronized remote back-up, retrieval, and restoration services to small and mid-size businesses. The Company acquired LucidLine because it believes that LucidLine's information protection technologies fit within its strategic plan of building a business that addresses the urgency of homeland and information security initiatives.

In connection with the LucidLine merger, the Company issued 4,400,000 shares of common stock and $200,000 of cash, in exchange for all of the outstanding shares of LucidLine's common stock. The Company has agreed to register the resale of the shares of common stock issued to the holders of the outstanding common stock of LucidLine at such time as the Company next files a registration statement with the SEC on a best efforts basis.

MERGER WITH ENTELAGENT SOFTWARE CORP.

On November 24, 2002, Patron, ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron ("Entelagent Mergerco"), and Entelagent Software Corp., a California corporation ("Entelagent"), entered into an Agreement and Plan of Merger, (the "Entelagent Merger Agreement") whereby Entelagent Mergerco would be merged with and into Entelagent with Entelagent surviving as a wholly owned subsidiary of Patron (the

"Entelagent   Merger").   Patron,   Entelagent   Mergerco  and  Entelagent  also
concurrently entered into a Supplemental Agreement (the "Entelagent Supplemental Agreement").

On February 24, 2005, Patron entered into a definitive Amended and Restated Supplemental Agreement pursuant to which Entelagent Mergerco would merge with and into Entelagent, with Entelagent surviving the merger as a wholly-owned subsidiary of Patron. The Amended and Restated Supplemental Agreement amended and restated the Entelagent Supplemental Agreement.

On March 30, 2005, pursuant to the filing of an Amended and Restated Agreement and Plan of Merger, Patron's merger with Entelagent became effective. The Amended and Restated Agreement and Plan of Merger amended and restated the Entelagent Merger Agreement.

Entelagent provides flexible and scalable real-time content-aware email monitoring and post-event review of e-mail messages and their attachments as well as infrastructure for knowledge management of archived e-mail messages and attachments in all media. Entelagent's e-mail content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. The Company acquired Entelagent because it believes that Entelagent's information surveillance and protection technologies fit within its strategic plan of building a business that addresses the urgency of homeland and information security initiatives.

In connection with the Entelagent Merger, Patron issued 3,000,000 shares of Patron's common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. Patron has agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as Patron next files a registration statement with the SEC on a best efforts basis. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, Patron also agreed to
(i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) pay $1,388,000 in outstanding liabilities of Entelagent from the net proceeds of the Interim Bridge Financing I completed on February 28, 2005. Accordingly, the Company placed $1,388,000 of the proceeds it received from the Interim Bridge Financing I financing transaction in an escrow account to be specifically used for the payment of such liabilities. Such funds are presented as restricted cash in the accompanying balance sheet at March 31, 2005.

Prior to the completion of the business combinations, CSSI made an aggregate of $2,600,000 in loans and advances to Patron, Entelagent and LucidLine. The loans and advances, which remained outstanding subsequent to the completion of the transactions, have been eliminated in the Company's consolidated financial statements.

BUSINESS COMBINATION ACCOUNTING

The Company accounted for its acquisitions of CSSI, LucidLine and Entelagent using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each business combination is included in the Company consolidated results of operations for the quarter ended March 31, 2005.

The Company evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation the Company determined that it was the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in the Company after each combination was retained by its previously existing stockholders, (2) the previously existing stockholders, through their retention of a majority of voting rights, retained the ability to elect or appoint a voting majority of the governing body of the combined entity, and (3) under the terms of the exchange of equity securities, the Company paid a premium over the market value of the equity securities of the other combining entities.

The following table provides a breakdown of the purchase price including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

                                 COMPLETE
                                 SECURITY                   ENTELAGENT
                                 SOLUTIONS    LUCIDLINE,     SOFTWARE
                                    INC.          INC.      CORPORATION      TOTAL
                                -----------   -----------   -----------   -----------
Cash ........................   $      --     $   200,000   $      --     $   200,000
Common Stock ................     6,375,000     3,740,000     2,550,000    12,665,000
Subordinated promissory notes     4,500,000          --            --       4,500,000
Common stock warrants .......     1,912,500          --            --       1,912,500
Transaction expenses ........       398,128       154,611       359,894       912,633
                                -----------   -----------   -----------   -----------
   Total Purchase Price .....   $13,185,628   $ 4,094,611   $ 2,909,894   $20,190,133
                                ===========   ===========   ===========   ===========

The fair value of common stock issued to the sellers as purchase consideration was determined in accordance with the provisions of EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." The fair value of subordinated notes issued to the sellers as purchase consideration is considered to be equal to their principal amounts due to the short-term maturity of those instruments. The Company calculated the fair value of common stock purchase warrants issued to the sellers as purchase consideration using the Black-Scholes option-pricing model.

Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amount to $912,633. Such fees include $657,633 paid in cash and $255,000 for the fair value of 300,000 common stock purchase warrants issued to Laidlaw & Company in its capacity as a transaction advisor.

PRELIMINARY PURCHASE PRICE ALLOCATION

Under business combination accounting, the total preliminary purchase price was allocated to CSSI's and LucidLine's net tangible and identifiable intangible assets based on their estimated fair values as of February 25, 2005. The total preliminary purchase price allocation for Entelagent's net tangible and identifiable intangible assets was based on their estimated fair values as of March 30, 2005. The preliminary allocation of the purchase price for these three acquisitions is set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

                                       COMPLETE
                                       SECURITY                       ENTELAGENT
                                       SOLUTIONS       LUCIDLINE,      SOFTWARE
                                          INC.            INC.        CORPORATION        TOTAL
                                      ------------    ------------    ------------    ------------
Fair value of tangible assets:
Cash ..............................   $    399,636    $      9,563    $      7,198    $    416,397
Accounts receivable ...............        118,225          22,936          84,918         226,079
Employee receivables ..............        111,773           2,000          27,500         141,273
Other current assets ..............         43,857             326           5,990          50,173
                                      ------------    ------------    ------------    ------------
Total current assets ..............        673,491          34,825         125,606         833,922
Property and Equipment ............         62,000          61,000          12,000         135,000
Advances to prospective affiliates       2,621,470            --              --         2,621,470
                                      ------------    ------------    ------------    ------------
Total  tangible assets ............      3,356,961          95,825         137,606       3,590,392

Liabilities assumed: ..............           --
Accounts payable ..................       (128,854)        (32,473)       (355,416)       (516,743)
Advances from prospective affiliate           --          (829,032)     (2,363,359)     (3,192,391)
Accrued expenses
   and other current liabilities ..       (357,391)           --        (4,540,023)     (4,897,414)
                                      ------------    ------------    ------------    ------------
Total current liabilities .........       (486,245)       (861,505)     (7,258,798)     (8,606,548)
Long term liabilities .............           --           (93,796)       (345,330)       (439,126)
                                      ------------    ------------    ------------    ------------
Total liabilities assumed .........       (486,245)       (955,301)     (7,604,128)     (9,045,674)
                                      ------------    ------------    ------------    ------------
Net tangible assets acquired
  (liabilities assumed) ...........      2,870,716        (859,476)     (7,466,522)     (5,455,282)

Value of excess allocated to:
Developed technology ..............        670,000            --         1,900,000       2,570,000
Customer relationships ............        180,000            --              --           180,000
Trademarks and tradenames .........         55,000            --           106,000         161,000
In-process research and
    development ...................        190,000            --              --           190,000
Goodwill ..........................      9,219,912       4,954,087       8,370,416      22,544,415
                                      ------------    ------------    ------------    ------------
                                      $ 13,185,628    $  4,094,611    $  2,909,894    $ 20,190,133
                                      ============    ============    ============    ============

The purchase price allocation is preliminary, based on management's estimates and a valuation study performed by an independent outside appraisal firm that has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses' products and services. The Company's final determination of the purchase price allocation could result in changes to the amounts reflected in its preliminary estimate. The Company is in the process of finalizing the information required to file its Form 8-K with the Securities and Exchange Commission and will do so as soon as practicable.

PROFORMA FINANCIAL INFORMATION

The unaudited financial information in the table below summarizes the combined results of operations of the Company and CSSI, LucidLine and Entelagent, on a proforma basis, as if the companies had been combined as of the beginning of each of the periods presented.

The unaudited proforma financial information for the three months ended March 31, 2005 combines the historical results for Patron for the three months ended
March 31, 2005and the historical results for CSSI and LucidLine for the period from January 1, 2005 to February 24, 2005 and the historical results for Entelagent for the period from January 1, 2005 to March 20, 2005. The unaudited proforma financial results for the three months ended March 31, 2004 combines the historical results for Patron for this period with the historical results for CSSI, Entelagent and LucidLine for the three months ended March 31, 2004.

                                                    THREE MONTHS ENDED MARCH 31,
                                                        2005            2004
                                                     -----------    -----------
Total revenues ...................................   $   207,829    $   215,038
Net loss .........................................    (4,635,653)    (2,010,132)
Pro forma net loss per share, basic and diluted ..   $     (0.08)   $     (0.04)


The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these three companies had taken place at the beginning of each of the periods presented

NOTE F - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                              MARCH 31,
                                                                2005
                                                             ---------
         Prepaid expenses ............................       $  39,530
         Employee advances ...........................          30,740
         Deposits ....................................           5,990
                                                             ---------
                                                             $  76,260
                                                             =========

NOTE G - PROPERTY AND EQUIPMENT

                                                              MARCH 31,
                                                                2005
                                                             ---------
         Computers ...................................       $ 142,155
         Furniture and Fixtures ......................          24,900
                                                             ---------
             sub-total ...............................         167,055
         less: accumulated depreciation ..............            (295)
                                                             ---------
             Property and equipment, net .............       $ 166,760
                                                             =========

Depreciation expense for the three months ended March 31, 2005 was $295.

NOTE H - DEFERRED FINANCING COSTS

Deferred financing costs, which amount to $614,079, include cash fees of $316,579 and $297,500 representing the fair value of 350,000 common stock purchase warrants issued to Laidlaw & Company (UK) Ltd. in their capacity as the placement agent in the $3,500,000 Interim Bridge Financing I (Note J) in February 2005. The fair value of the warrants was determined using the Black-Scholes option-pricing model.

The deferred financing costs are being amortized over the minimum term of the debt instrument issued through the financing which is 120 days. Amortization expense amounted to $153,520 for the three months ended March 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.

NOTE I - INTANGIBLE ASSETS

The components of intangible assets as of March 31, 2005 are set forth in the following table:

                                                                 NET BOOK     ESTIMATED
                                      PRELIMINARY  ACCUMULATED   VALUE AT      USEFUL
                                      FAIR VALUE   AMORTIZATION  3/31/2005      LIFE
                                      ----------   ----------   ----------   ----------
Trademarks and tradenames .........   $  161,000   $    1,146   $  159,854      4 years
Developed technology ..............    2,570,000       11,167    2,558,833      5 years
Customer relationships ............      180,000        3,750      176,250      4 years
In-process research and development      190,000        3,167      186,833      5 years
                                      ----------   ----------   ----------
                                      $3,101,000   $   19,230   $3,081,770
                                      ==========   ==========   ==========

The Company classifies amortization of developed technology as a component of cost of sales.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets will result in the following expense by year:

                                                     INTANGIBLE
          YEARS ENDED DECEMBER 31,                  AMORTIZATION
          -----------------------                  -------------
                    2005                           $     497,167
                    2006                                 637,250
                    2007                                 637,250
                    2008                                 637,250
                    2009                                 568,417
                    2010                                 123,667

NOTE J - NOTES PAYABLE

BRIDGE NOTES

On February 28, 2005, the Company completed a $3.5 million financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge Notes") and warrants to purchase up to 1,750,000 shares of the Company's common stock. The warrants have a term of 5 years and an exercise price of $0.70 per share. On February 28, 2005, the warrants had a fair value of $1,837,500 based on a closing price of $1.05 per share. Prior to maturity, the Bridge Notes may be converted into the securities issuable at the first closing of a subsequent financing by the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Bridge Notes have an initial term of 120 days (due on June 28, 2005), bear interest at a contractual rate of 10% per annum and feature an option to extend the term for an additional 60 days to August 27, 2005. As described in Note P, the Company did not repay the Bridge Notes on the original maturity date of June 28, 2005.

In accordance with Accounting Principles Board Opinion No. 14, the Company allocated $2,456,140 of the proceeds to the Bridge Notes and $1,043,860 of proceeds to the warrants. The difference between the carrying amount of the Bridge Notes and their contractual redemption amount is being accreted as interest expense to June 28, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $260,965 for the three months ended March 31, 2005 and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the Bridge Notes, which amounted to $29,167 for the three months ended March 31, 2005 is also included as a component of interest expense in the accompanying statement of operations

In the event that the Company chooses to extend the contractual maturity date of the Bridge Notes for an additional 60 days to August 28, 2005, the contractual interest rate will increase to 12% per annum, and the Company will be required to issue warrants (the "Bridge Extension Warrants") to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge Extension Warrants have a term of 5 years and an exercise price of $0.70 per share.

If the Bridge Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant ("Bridge Penalty Warrant") entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The Bridge Penalty Warrants may only be exercised by a holder's delivery of its Bridge Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Bridge Note. The Company has agreed to file with the SEC a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of all of the warrants issued in this transaction, on a best efforts basis.

The Company sold these securities to thirty-three accredited investors introduced by Laidlaw & Company (UK) Ltd. ("Laidlaw"), which is the placement agent in the Interim Bridge Financing I. As described in Note H, the Company incurred $614,070 of fees in connection with this transaction including $297,500 for the fair value of warrants to purchase up to 350,000 shares of the Company's common stock (the "Placement Agent Warrants") at an exercise price of $0.70 per share.

The issuance and sale of the securities issued in connection with the Interim Bridge Financing I were exempt from the registration and prospectus delivery requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from four unrelated parties. These notes are payable on demand and bear interest at the rate of 10% per annum. Interest expense on these notes amounted to $17,375 and $17,375 for the three months ended March 31, 2005 and 2004, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDERS

Certain stockholders have made working capital advances to the Company, the unpaid balance of which amounts to $430,212 at March 31, 2005. These amounts, which are non-interest bearing, are payable on demand.

On March 31, 2005, the Company received $500,000 in financing from Apex Investment Fund V, LP ("Apex"), one of the selling shareholders of CSSI and a current stockholder of the Company. In consideration of this financing from Apex, the parties have mutually agreed that the terms of this loan will be identical to the terms that are being offered to the investors in the Interim Bridge Financing II, described in Note P. The Company has finalized terms and is currently in the process of finalizing definitive agreements and notes with respect to the terms the additional bridge financing. Accordingly, the Company has classified the advance from Apex as a demand loan pending the completion of the agreements and notes.

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $476,174 remains outstanding at March 31, 2005. The amounts payable to such officers and stockholders are due on demand.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders bear interest at 10% and are due on demand. Interest expense on these notes amounted to $6,438 for the three months ended March 31, 2005.

NOTE L - COMMON STOCK REPURCHASE OBLIGATION AND PUT RIGHT

On June 6, 2005, the Company entered into a settlement of certain claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and a former member of the Company's Board of Directors, against the Company. This settlement is described more fully in Note P below.

Pursuant to the Settlement Agreement and Mutual Release, the Company, among other things, agreed to purchase from Mr. Allin and The Allin Dynastic Trust two million (2,000,000) shares (the "Remainder Shares") through a cash payment from the proceeds of a follow-on-financing by the Company, at a price per share equal to the lesser of (a) $.50 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $.50 per share, Mr. Allin and/or The Allin Dynastic Trust may, at their option, refuse to sell any or all of the Remainder Shares to the Company.

For the Remainder Shares, the Company recorded $1,000,000 for the intrinsic value of the 2 million shares of common stock subject to Mr. Allin's put right. The Company also reduced the number of shares issued and outstanding by 2 million shares as of February 21, 2004. However, the Company did not remove these shares from the number of shares issued and outstanding for the purposes of computing Net Loss per Share on the Statements of Operations. In the event the stock issued in the Company's proposed follow-on financing is issued at less than $0.50 per share and Mr. Allin refuses to sell the Remainder Shares to the Company, this amount will be eliminated on the books of the Company.

NOTE M - ACCOMMODATION AGREEMENT

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the "Lender"), pursuant to which the Company would borrow $950,000 under a note to be collateralized by the pledge of 950,000 shares of registered stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with these stockholders wherein each stockholder pledged their shares in return for the right to receive on or before November 17, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares pledged as compensation. The Company also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

In December 2002, the Company received approximately $450,000 of proceeds under the note and provided the Lender the pledged shares. Since that date, no additional proceeds were provided by the Lender and repeated attempts were made by the Company to secure the additional proceeds. The Company has effectively accounted for the Lender's failure to fund the facility and return the pledged shares as a foreclosure on the loan collateral. Accordingly, the Company recorded a $1,047,728 loss during the year ended December 31, 2002.

On March 13, 2003, the Company issued 1,200,000 replacement shares with an aggregate fair value of $3,708,000 to the stockholders who pledged their shares under the Accommodation Agreements. Accordingly, the Company recorded an additional loss of $2,210,272 during the year ended December 31, 2003 for the difference between the loss the Company recorded upon the Lender's foreclosure of the collateral and the aggregate fair value of the replacement shares.

In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter, which penalty amounted to $369,000 and $255,000 in the quarters ended March 31, 2005 and 2004, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of Company common stock in reliance upon certain of the Company's press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The issue has been fully briefed but the Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. The Company believes the Plaintiff's claims are without merit and intends to continue to defend against them through trial, if necessary. The amount of loss, if any, with respect to the claim cannot be predicted or quantified at this time and, therefore, no amounts have been recorded on the books of the Company.

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

In December of 2004, Patrick Allin, former Chief Executive Officer informed the Company of his intent to assert several claims against the Company for (1) sums allegedly owed under his employment agreement with the Company, in the aggregate amount of approximately $2,173,234, (2) indemnification from the Company in the amount of $850,000 for the value of the shares tendered by him to Sherleigh in connection with his settlement of that action, (3) the Company's alleged failure to remove restrictive legends from a total of 6,500,000 shares of the Company's common stock owned by him and the Allin Dynastic Trust, an affiliated entity, and (4) amounts payable to him under the terms of demand notes in the amount of $146,000 plus accrued interest. On June 6, 2005, the Company settled these claims as described below in Note P - Subsequent Events. As a result of the settlement, the Company accrued for certain liabilities and an additional reserve for the stock the Company agreed to repurchase from him.

In April of 2005, Richard L. Linting, a former President of the Company's Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. The Company believes it has valid defenses to the claims. Nonetheless, the Company has been working to settle this claim with Mr. Linting and believes, based on discussions with legal counsel, Mr. Linting will settle this matter for amounts of cash and stock approximately equal to amounts already accrued on the Company's books as of the date of his termination.

In December of 2004, Marie Graul, former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. The Company believes it has valid defenses to the claims. Although the Company has been working to settle this claim with Ms. Graul, the Company believes this claim will enter arbitration proceedings. For Ms. Graul, the Company has recorded accrued, but unpaid, salary of $95,139 from the start of her employment through the date of termination, or July 17, 2003. In addition, Ms. Graul's employment agreement specifies that if her agreement was terminated for any reason before January 1, 2004, she would be entitled to a bonus of 25% of her base salary, or $62,500. Therefore, the Company believes the total accrued, but unpaid payroll due to Ms. Graul under the terms of her employment agreement is $157,639. Any additional amounts the Company may owe Ms. Graul as a result of the arbitration proceedings are not estimable at this time.

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

NOTE O - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AS PURCHASE CONSIDERATION

On February 25, 2005 the Company committed to issue an aggregate of 11,900,000 shares of its common stock with an aggregate fair value of $10,115,000 as purchase consideration to the sellers of CSSI and LucidLine (Note E). On February 28, 2005, the Company committed to issue an additional 3,000,000 shares of its common stock with an aggregate fair value of $2,550,000 as purchase consideration to the sellers of Entelagent (Note E). The aforementioned transactions are presented as common stock to be issued in the accompanying balance sheet and statements of stockholders' (deficiency) equity at March 31, 2005.
ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On February 25, 2005, the Company issued 2,250,000 common stock purchase warrants with a term of 5 years and an exercise price of $0.70 per share as a portion of purchase consideration associated with the acquisition of the preferred stock of CSSI (Note E). The aggregate fair value of these warrants amounted to $1,912,500.

On February 28, the Company issued warrants to purchase up to 1,750,000 shares of its common stock to the Bridge Notes investors described in Note I. Additionally, the Company issued 350,000 common stock purchase warrants with an aggregate fair value of $297,500 to the Placement Agent in the Interim Bridge Financing I transaction.

Finally, the Company also issued warrants for 300,000 shares at a $0.70 per share exercise price to Laidlaw & Company and/or its designees in connection with the receipt of acquisition related services for the Entelagent, LucidLine and CSSI mergers (Note E). The aggregate fair value of these warrants amounted to $255,000.

All of the  aforementioned  warrants are  reflected as an increase to additional
paid-in   capital  in  the   accompanying   balance  sheet  and   statements  of
stockholders' (deficiency) equity at March 31, 2005.

ISSUANCE OF COMMON STOCK AS PENALTY UNDER AN ACCOMMODATION AGREEMENT

The Accommodation Agreements (Note M) provided for a penalty in the event the Company failed to register the replacement shares on or before March 31, 2003. The replacement shares were not registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter for the five stockholders, in the aggregate. The Company recorded charges of $369,000 and $255,000, for the periods ended March 31, 2005 and 2004, respectively. The Company intends to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue. The penalty shares are presented as common stock to be issued in the accompanying balance sheet and statements of stockholders' (deficiency) equity at March 31, 2005.

NOTE P - SUBSEQUENT EVENTS

ADDITIONAL BRIDGE FINANCING RECEIVED FROM APEX INVESTMENT FUND V, LP AND THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

On April 15, 2005, Patron received an additional $200,000 from Apex. Then, on May 2, 2005, Patron received $200,000 from Apex. Finally, on June 15, 2005, Patron received $750,000 from Apex.

On July 1, 2005, Patron received an additional $200,000 from The Northwestern Mutual Life Insurance Company ("Northwestern").

In consideration of this financing from Apex and Northwestern, the parties have mutually agreed that Apex and Northwestern will be offered the same terms as investors in the Interim Bridge Financing II, described above. This mutual agreement was entered into on a verbal basis. As of the date of this filing, the Company has finalized terms and is currently in the process of finalizing definitive agreements and notes with respect to the additional bridge financing.

SETTLEMENT WITH PATRICK J. ALLIN, FORMER CHIEF EXECUTIVE OFFICER

On June 6, 2005, the Company entered into a settlement of certain claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and a former member of the Company's Board of Directors, against the Company. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Mr. Allin and The Allin Dynastic Trust, the Company agreed to pay to Mr. Allin, in settlement of Mr. Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000) payable as follows: (i) Two Hundred Thousand Dollars ($200,000) paid upon execution of the Settlement Agreement and Mutual Release and (ii) Nine Hundred Fifty Thousand Dollars ($950,000) payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release terminates by its terms if the Company does not consummate a follow-on-financing by August 15, 2005. The Company has fully reserved for the amount at February 21, 2004. The Company had already accrued an aggregate of $927,167 in amounts repayable to Mr. Allin at February 21, 2004. The difference between the amounts already accrued and the cash settlement amount of $216,507 is included in General and Administrative expense in the three months ending March 31, 2004 in the accompanying statement of operations.

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

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a new $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes and (ii) warrants to purchase up to 1,271,500 shares of common stock. The warrants have a term of 5 years and an exercise price of $0.60 per share. On June 6, 2005, the warrants had a fair value of $826,475 based on a closing price of $0.65 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Junior Convertible Promissory Notes have an initial term of 120 days, with an option for the Company to extend the term for an additional 60 days, and pay interest at a rate of 10% per annum. Upon the extension of the maturity date of the Junior Convertible Promissory Notes, the associated interest payable will be increased to 12% per annum, and the Company will be required to issue warrants to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal amount outstanding. The warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes will have a term of 5 years and an exercise price of $0.60 per share. In addition, if the Junior Convertible Promissory Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of the Company's common stock for each $1.00 of principal amount then outstanding. The warrants issuable in connection with the non-payment of the Junior Convertible Promissory Notes may only be exercised by a holder's delivery of its Junior Convertible Promissory Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Junior Convertible Promissory Note. The Company has agreed to file with the Securities and Exchange Commission a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the Warrants on a best efforts basis.

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

EXTENSION OF ACQUISITION AND BRIDGE NOTE MATURITY DATES

On February 28, 2005, the Company completed a $3.5 million financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge Notes") and warrants to purchase up to 1,750,000 shares of the Company's common stock (Note H). The Bridge Notes have an initial term of 120 days (due on June 28, 2005), bear interest at a contractual rate of 10% per annum and feature an option to extend the term for an additional 60 days to August 27, 2005. The Bridge Notes were not repaid as of June 28, 2005 and the option to extend the term for an additional 60 days was exercised.

On February 25, 2005, Subordinated Notes were issued to the holders of the outstanding preferred stock of CSSI (Note E). These notes have an initial term of 120 days (due on June 25, 2005), with the Company's option to extend the term for an additional 60 days to August 24, 2005. The Subordinated Notes are interest free and automatically convert into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Subordinated Notes were not redeemed as of June 25, 2005 and the option to extend the term for an additional 60 days was exercised.

SETTLEMENT WITH COOK ASSOCIATES, INC.

On June 29, 2005, the Company entered into a settlement with Cook Associates to settle all claims and potential claims related to the lawsuit that had been filed by Cook Associates against the Company. Under the terms of the settlement, Cook Associates agreed to dismiss its lawsuit and associated claim for $528,081 in damages and the Company agreed to remove any and all conditions/restrictions that would prevent the 600,000 shares of Company common stock owned by Cook Associates from being freely traded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2005

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB, including the consolidated financial statements, and the related notes thereto, for the years ended December 31, 2004, 2003 and 2002 of Patron Systems, Inc. and subsidiaries (collectively referred to as "Patron," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the SEC. These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf.

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. and LucidLine, Inc. pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, Patron Systems, Inc. consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. On March 31, 2005, we borrowed $500,000 from a shareholder, Apex Investment Fund V, LP. Subsequent to March 31, 2005 we raised approximately $3,893,000 in additional gross funds in five capital financing transactions. Net proceeds from these transaction amounted to $3,587,840 which were used principally to fund operations. We discuss these transactions in further detail in this report.

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

We also offer a range of services to corporate and government entities utilizing fiber optics and data replication technologies to provide secure robust off-site data backup, recovery, restoration, and retrieval services coupled with high-speed data communication turnkey solutions. Our secure and scalable high-speed data communication solutions facilitate seamless instantaneous backup of mission critical business data and enable immediate access to data and real-time restoration of critical business functionality in the event of a crisis or disaster. Additionally, we offer our clients a comprehensive Risk and Vulnerability Assessment (RAVA) evaluation service. This service provides security and business impact assessments, which evaluate an organization's compliance with both Homeland Security and NTSA standards.

Furthermore, we intend to address the homeland security requirements that are being imposed on state, county and municipal governments. The Company believes that we offer state, county and municipal governments a unique group of product and service offerings focused on their specific homeland security information infrastructure issues. This is accomplished by utilizing the full range of our capabilities for evaluating and assessing information infrastructure risks and vulnerabilities, combined with our experience in designing, implementing and managing large, secure information infrastructure systems. Also contributing is our extensive experience in implementing real-time, secure data collection and the multi-jurisdictional sharing of law enforcement and public-safety information combined with our experience in developing and deploying software solutions which provide secure data and content delivery and management.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes thereto. Our application of accounting policies affects these estimates and assumptions. Actual results could differ from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

In accordance with Statement of Financial Accounting Standard ("SFAS") No.7, we considered our business to be a development stage enterprise through December 31, 2004, as our activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments, During the quarter ended March 31, 2005, we effected business combinations with CSSI, LucidLine and Entelagent. Each of the acquired businesses has developed technologies, customer bases and generates revenue. Accordingly, we no longer consider our business to be a development stage enterprise effective for the quarter ended March 31, 2005.

REVENUE RECOGNITION

We derive revenues from the following sources: (1) sales of computer software, which includes new software licenses and software updates and product support revenues and (2) services, which include internet access, back-up, retrieval and restoration services and professional consulting services.

We apply the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of its revenue. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

We generate revenues through sales of software licenses and annual support subscription agreements which include access to technical support and software updates (if and when available). Software license revenues are generated from licensing the rights to use our products directly to end-users and through third party service providers.

Revenues from software license agreements are generally recognized upon delivery of software to the customer. All of our software sales are supported by a written contract or other evidence of sale transaction such as a customer purchase order. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

Revenue from post contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. We use the residual method prescribed in SOP 98-9 to allocate revenues to delivered elements once it has established vendor-specific evidence for such undelivered elements.

We provide internet access and back-up, retrieval and restoration services under contractual arrangements with terms ranging from 1 year to 5 years. These contracts are billed monthly, in advance, based on the contractually stated rates. At the inception of a contract, we may activate the customer's account for a contractual fee that it amortizes over the term of the contract in accordance with Emerging Issues Task Force Issue ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables." Our standard contracts are automatically renewable by the customer unless terminated on 30 days written notice. Early termination of the contract generally results in an early termination fee equal to the lesser of six months of service or the remaining term of the contract.

Professional consulting services are billed based the number of hours of consultant services provided and the hourly billing rates. We recognize revenue under these arrangements as the service is performed.

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of Emerging Issues Task Force ("EITF") 99-19.

BUSINESS COMBINATIONS

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We have engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, customer contracts and acquired developed technologies; expected costs to develop the in-process research and development into commercially viable products; the acquired company's brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Intangible assets continue to be amortized over their estimated useful lives.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

For the three months ended March 31, 2005, our consolidated revenues amounted to $48,860 compared to $0 for the three months ended March 31, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended March 31, 2005 amounted to $42,171 compared to $0 for the three months ended March 31, 2004. Cost of sales during the three months ended March 31, 2005 includes $11,167 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $1,732,894 for the three months ended March 31, as compared to $1,181,574 for the three months ended March 31, 2004, an increase of $551,320. The increase includes $348,179 for salaries associated with an increase in the number of employees from acquired businesses, $431,000 for the amortization of a stock based compensation arrangement that we entered into during the year ended December 31, 2004 (for corporate finance advisory services), $115,477 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, $8,063 for deprecation and amortization of acquired assets and $114,000 for the fair value of common stock we are obligated to issued under a penalty provision of an Accommodation Agreement. The increases were partially offset by a $26,750 reduction in general and administrative expenses and $439,000 representing a charge we recorded in 2004 in connection with the settlement of litigation with a former officer/stockholder.

Our consolidated loss from operations for the three months ended March 31, 2005 amounted to $1,726,205 compared to a loss of $1,181,574 for the same period in 2004. Our loss increased as a result of the increase and decreases in our revenues and operating expenses discussed above.

Interest expense during the three months ended March 31, 2005 amounted to $496,840 for the three months ended March 31, 2005 as compared to $33,088 for the three months ended March 31, 2004. The $463,752 increase is directly related to our issuances of notes and increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and fund our working capital needs. Interest income, which amounted to $19,250 during each of the three months ended March 31, 2005 and 2004 represents interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $2,203,795 for the three months ended March 31, 2005, which includes $877,500 of non-cash charges for the fair value of common stock we issued as penalties under certain registration rights agreements and amortization of deferred compensation under a stock based compensation arrangement. In addition, we used net cash flows in our operating activities of $2,570,514 during the quarter ended March 31, 2005. Our working capital deficiency at March 31, 2005 amounts to $17,369,308 and we are continuing to experience shortages in working capital. We are also involved in substantial litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. Our ability to successfully integrate acquired businesses is critical to the realization of our business plan. We raised $4,000,000 of gross proceeds ($3,683,421 net proceeds after the payment of certain transaction expenses) in two financing transactions, including $500,000 that we received as an advance from a stockholder during the three months ended March 31, 2005. We used $2,570,514 of these proceeds to fund our operations (which includes a $1,388,000 escrow deposit for the payment of liabilities we assumed in business combinations), and $473,291 in investing activities, which principally includes the cash component of purchase business combinations that we consummated during the quarter. We also repaid an aggregate of $318,793 of certain obligations due to certain officer/stockholders. Subsequent to March 31, 2005, we raised approximately $3,893,000 in additional gross funds in five capital financing transactions. Net proceeds from these transaction amounted to $3,587,840 which were used principally to fund operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2005, our cash balance was $366,721 and we had a working capital deficit of $17,369,308. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY, LACK OF REVENUES AND LACK OF PRODUCT OFFERINGS.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. Combined Professional Services was incorporated in Nevada in 1995 and Patron Systems was incorporated in Delaware in 2002. We have not had significant business operations since inception. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have generated no revenue from operations as of December 31, 2004 and rely on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $42 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

The market for network security products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect to introduce our products and enhancements to existing products to address current and evolving customer requirements and broader networking trends and vulnerabilities. We also expect to develop products with strategic partners and incorporate third-party advanced security capabilities into our intended product offerings. Some of these products and enhancements may require us to develop new hardware architectures that involve complex and time-consuming processes. In developing and introducing our intended product offerings, we have made, and will continue to make, assumptions with respect to which features, security standards and performance criteria will be required by our potential customers. If we implement features, security standards and performance criteria that are different from those required by our potential customers, market acceptance of our intended product offerings may be significantly reduced or delayed, which would harm our ability to penetrate existing or new markets.

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

WE HAVE MATERIAL WEAKNESSES IN OUR FINANCIAL SYSTEMS, INTERNAL CONTROLS AND OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. Our
Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified material weaknesses in our internal control relating to, among other things, our limited segregation of duties, ability to identify and record complex transactions including capital financing transactions and business combinations and timely file our tax returns. The identification of these material weaknesses has led our Chief Executive Officer and Acting Chief Financial Officer to conclude that our disclosure controls and procedures are currently not adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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


ITEM 3.  CONTROLS AND PROCEDURES

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

Our company is not an "accelerated filer" (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we identified certain matters that would constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

We have identified deficiencies in our system of internal controls, which are considered to be material weaknesses. These material weaknesses have led us to conclude that we currently have an inadequate structure with respect to our financial reporting systems. Until March of 2005, we had no central corporate accounting department. Each of our subsidiaries separately maintained its own books and records and independently controlled its cash disbursements and cash receipts. The decentralized nature of our accounting system limits the effectiveness of our internal control procedures and our ability to detect potential misstatements and incorrect accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, and stock based transactions for options, warrants and common stock, At times these transactions were not recorded properly and required additional procedures and review and we were required to record adjustments proposed by our independent registered public accounting firm.

Certain of the material weaknesses we identified relate to our limited segregation of duties. Segregation of duties within our company is limited due to the fact that we have not had (until recently) any full-time employees since February 10, 2004 and, until the completion of business combination during the quarter ended Maecg 31, 2005, our Company's affairs have been managed by our non-executive Chairman and Sole Director Robert E, Yaw, II. In addition, our financial records up until that time were maintained by a former employee who had been providing these services to us on a consulting basis. This condition constituted a material weakness in our financial reporting system and a system of internal controls that has affected our ability to timely close our books on a quarterly and annual basis.

The second material weakness we identified is in our ability to implement the requirements of complex accounting pronouncements. We have had difficulty with ensuring that the accounting for our equity-based transactions is accurate and complete. Since April 30, 2002 (Inception), we have consummated a series of complex equity transactions involving the application of highly specialized accounting principles. The equity based transactions that we have had difficulty with specifically relate to stock to be issued under consulting agreements, the penalty shares to be issued in connection with the Accommodation Agreements, and the common stock to be repurchased in connection with the Allin Settlement Agreement. We also experienced difficulty with applying the requirements of SFAS 141 "Business Combinations" and related pronouncement as it relates to our acquisitions of CSSI, LucidLine and Entelagent. Although we believe that certain of these events are unique and that our equity based transactions in the future are likely to be substantially reduced, we are evaluating certain corrective measures to provide us with the structure we need at such times that we may engage in equity based transactions and consummate additional business combinations in the future.

The third material weakness we identified is in our ability to implement a tax reporting structure to file, on a timely basis, Federal and state tax returns. This material weakness is primarily due to our limited segregation of duties. Through our acquisitions of CSSI, LucidLine and Entelagent, we have significantly increased the number of employees working for us and intend to implement a tax reporting structure to address this deficiency.

We believe these material weaknesses resulted from continued working capital deficiencies and a failure to generate cash flows from operations. Immediately following our acquisitions, we appointed a Chief Executive Officer/Acting Chief Financial Officer who is principally responsible for overseeing our financial affairs. In addition, we increased our number of employees with our acquisitions of Entelagent, LucidLine and CSSI and have begun the process of screening candidates for key positions in our finance department. We believe that the expansion of our operations and increase in the number of employees will enable us to take corrective measures once we finish evaluating our existing capabilities and our available resources to take such corrective measures. Additionally, we expect to hire a Chief Financial Officer with public company experience within the next twelve months and relieve our Chief Executive Officer of his current Acting Chief Financial Officer duties.

We believe that any such risks are partially mitigated by the fact that we had minimal assets and activities during our most recent reporting periods, recordkeeping and authorization function were not being performed by the same individual and the non-executive Chairman reviewed and approved all of our transactions. However, we acknowledge that additional control procedures are necessary to ensure that our transactions are properly recorded and that our assets are appropriately safeguarded.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13(a)-15 or 15(d)-15 that occurred during the quarter ended March 31, 2005 or the four quarters ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered equity securities have been issued by us during the period from January 1, 2005 to March 31, 2005:

                TITLE AND AMOUNT OF SECURITIES      NAME OF        NAME OR CLASS OF
                  GRANTED/EXERCISE PRICE IF        PRINCIPAL     PERSONS WHO RECEIVED    CONSIDERATION
DATE OF GRANT             APPLICABLE              UNDERWRITER         SECURITIES           RECEIVED
-------------   ------------------------------    -----------    --------------------    -------------
  February          4,400,000/COMMON STOCK            NONE          STOCKHOLDERS OF         $0.00(1)
    2005                                                            LUCIDLINE, INC.

  February          7,500,000/COMMON STOCK            NONE          STOCKHOLDERS OF         $0.00(2)
    2005                                                           COMPLETE SECURITY
                                                                    SOLUTIONS, INC.

 March 2005         3,000,000/COMMON STOCK            NONE          STOCKHOLDERS OF         $0.00(3)
                                                                  ENTELAGENT SOFTWARE
                                                                         CORP.

1. On February 25, 2005, we agreed to issue 4,400,000 shares of common stock to the stockholders of our subsidiary, LucidLine, Inc. in consideration of our merger with LucidLine, Inc.
2. On February 25, 2005, we agreed to issue 7,500,000 shares of common stock to the stockholders of Complete Security Solutions, Inc. in consideration of our merger with Complete Security Solutions, Inc.
3. On March 30, 2005, we agreed to issue 3,000,000 shares of common stock to the stockholders of Entelagent Software Corp. in consideration of our merger with Entelagent Software Corp.

The following unregistered derivative securities (options and warrants) have been issued by us during the period from January 1, 2005 to March 31, 2005:

                TITLE AND AMOUNT OF SECURITIES      NAME OF        NAME OR CLASS OF
                  GRANTED/EXERCISE PRICE IF        PRINCIPAL     PERSONS WHO RECEIVED    CONSIDERATION
DATE OF GRANT             APPLICABLE              UNDERWRITER         SECURITIES           RECEIVED
-------------   ------------------------------    -----------    --------------------    -------------
February 2005   2,250,000/Common Stock Purchase       None        Series A Preferred       $0.00(1)
                            Warrants                                Stockholders of
                                                                   Complete Security
                                                                    Solutions, Inc.

February 2005   1,750,000/Common Stock Purchase       None       33 Accredited Investors   $0.00(2)
                           Warrants                                 in Interim Bridge
                                                                       Financing I

February 2005    650,000/Common Stock Purchase        None       Laidlaw & Company (UK)    $0.00(3)
                           Warrants                                      Ltd.

1. On February 25, 2005, we agreed to issue warrants to purchase up to 2,250,000 shares of our common stock to the Series A Preferred stockholders of Complete Security Solutions, Inc. in consideration of our merger with Complete Security Solutions, Inc. The warrants have a term of 5 years and an exercise price of $0.70 per share.
2. On February 28, 2005, we issued warrants to purchase up to 1,750,000 shares of our common stock to 33 accredited investors who invested in our Interim Bridge Financing I. The warrants have a term of 5 years and an exercise price of $0.70 per share.
3. On February 28, 2005, we issued warrants to purchase up to 650,000 shares of our common stock to Laidlaw & Company (UK) Ltd. In connection with services rendered to us as the placement agent for Interim Bridge Financing I and financial services related to the acquisitions of Entelagent, CSSI and LucidLine. The warrants have a term of 5 years and an exercise price of $0.70 per share.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
2.1            Amended and Restated Supplemental  Agreement dated as of February
               24, 2005, by and among Patron  Systems,  Inc.,  ESC  Acquisition,
               Inc. and Entelagent Software Corp.  (incorporated by reference to
               Exhibit  10.1 to the  Current  Report on Form 8-K filed  March 2,
               2005).

2.2 Supplemental Agreement dated February 24, 2005, by and among Patron Systems, Inc., LL Acquisition I Corp. and LucidLine, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 2, 2005).

2.3 Agreement and Plan of Merger dated February 24, 2005, by and among Patron Systems, Inc., LL Acquisition I Corp. and LucidLine, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 2, 2005).

2.4 Supplemental Agreement dated February 24, 2005, among Patron Systems, Inc., CSSI Acquisition Co. I, Inc. and Complete Security Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 2, 2005).

2.5 Agreement and Plan of Merger dated February 24, 2005, among Patron Systems, Inc., CSSI Acquisition Co. I, Inc. and Complete Security Solutions, Inc. (incorporated by reference to Exhibit
               10.6 to the Current Report on Form 8-K filed March 2, 2005).

2.6 Amended and Restated Agreement and Plan of Merger dated March 30, 2005, by and among Patron Systems Inc., ESC Acquisition, Inc. and Entelagent Software Corp. (incorporated by reference to Exhibit
               10.1 to the Current Report on Form 8-K filed April 5, 2005).

10.1 Registration Rights Agreement dated February 24, 2005, among Patron Systems, Inc. and each of the former LucidLine, Inc. shareholders signatory thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 2,
               2005).

10.2 Registration Rights Agreement dated February 24, 2005, among Patron Systems, Inc. and each of the former Complete Security Solutions, Inc. stockholders signatory thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed March 2, 2005).

10.3 Form of Subordinated Promissory Note issued to the former preferred stockholders of Complete Security Solutions, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed March 2, 2005).

10.4 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of the former preferred stockholders of Complete Security Solutions, Inc. (incorporated by reference to Exhibit
               10.9 to the Current Report on Form 8-K filed March 2, 2005).

10.5 Subscription Agreement dated February 28, 2005, among Patron Systems, Inc. and each of the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed March 2, 2005).

10.6 Registration Rights Agreement dated February 28, 2005, among Patron Systems, Inc. and each of the investors in the Bridge Financing listed on the signature pages thereto (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed March 2, 2005).

10.7 Form of 10% Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed March 2, 2005).

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
10.8           Form of Common Stock Purchase  Warrant issued by Patron  Systems,
               Inc. in favor of investors in the Bridge Financing (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed March 2, 2005).

10.9 Registration Rights Agreement dated February 28, 2005, among Patron Systems, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed March 2, 2005).

10.10 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of Laidlaw & Company (UK) Ltd. in connection with placement agent services (incorporated by reference to Exhibit
               10.15 to the Current Report on Form 8-K filed March 2, 2005).

10.11 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of Laidlaw & Company (UK) Ltd in connection with advisory services (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed March 2, 2005).

10.12 Registration Rights Agreement dated March 30, 2005, among Patron Systems, Inc. and each of the former Entelagent Software Corp. shareholders signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 5,
               2005).

10.13 Form of Promissory Note issued to certain creditors of Entelagent Software Corp. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 5, 2005).

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


Date: August 2, 2005                   PATRON SYSTEMS, INC.
                                       --------------------
                                       (Registrant)


                                          /s/ Robert Cross
                                       -----------------------------------------
                                       By:    Robert Cross
                                       Its:   Chief Executive Officer and