Form 10QSB
period 2005-06-30
PATRON SYSTEMS INC
filed 2005-08-22
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,796,712 shares of common stock outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                              PATRON SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS...................................................3

Condensed Consolidated Balance Sheet at June 30, 2005 (unaudited)..............3
Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2005 and 2004 (unaudited).........4
Condensed Consolidated Statement of Stockholders' (Deficiency)
         Equity for the Six Months Ended June 30, 2005 (unaudited).............5
Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2005 and 2004 (unaudited)...................6
Notes to Condensed Consolidated Financial Statements (unaudited)...............7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................28

ITEM 3. CONTROLS AND PROCEDURES...............................................40


PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........42

ITEM 6. EXHIBITS..............................................................43


Signatures....................................................................44

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                             JUNE 30, 2005
                                                                              ------------
ASSETS
Current Assets:
  Cash and cash equivalents ...............................................   $    317,625
  Restricted cash .........................................................        527,003
  Accounts receivable, net ................................................        139,379
  Other current assets ....................................................         45,963
                                                                              ------------
     Total current assets .................................................      1,029,970

Property and equipment, net ...............................................        161,009
Deferred financing costs ..................................................      1,112,021
Intangible assets, net ....................................................      2,922,455
Goodwill ..................................................................     22,433,752
                                                                              ------------
     Total assets .........................................................   $ 27,659,207
                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................   $  1,458,663
  Accrued payroll and related expenses ....................................      1,546,584
  Accrued interest ........................................................        644,932
  Consulting agreement payable ............................................        100,000
  Demand notes payable ....................................................      1,007,556
  Bridge notes payable ....................................................      5,643,457
  Acquisition notes payable ...............................................      4,500,000
  Notes payable (to creditors of acquired business, including
    $1,655,548 to related parties) ........................................      2,588,000
  Expense reimbursements due to officers and stockholders .................        174,337
  Advances from stockholders ..............................................      1,650,000
  Notes payable to officers and stockholders ..............................        284,212
  Other current liabilities ...............................................        485,412
  Amounts due under settlement with former officer ........................        964,723
  Deferred revenue ........................................................        227,768
                                                                              ------------
     Total current liabilities ............................................     21,275,644

Note payable - stock repurchase obligation due to former officer ..........      1,738,667
                                                                              ------------
     Total liabilities ....................................................     23,014,311
                                                                              ------------

Common stock subject to put right (2,000,000 shares) ......................      1,000,000
                                                                              ------------

Stockholders' Equity
  Preferred stock, par value $0.01 per share, 75,000,000 shares authorized,
    none issued and outstanding ...........................................           --
  Common stock, par value $0.01 per share, 150,000,000 shares authorized,
   42,117,616 shares issued and outstanding as of June 30, 2005 (net of
   2,000,000 shares subject to put right) .................................        421,176
  Additional paid-in capital ..............................................     51,421,519
  Common stock to be issued (16,016,320 shares) ...........................        798,835
  Common stock repurchase obligation ......................................     (1,300,000)
  Deferred compensation ...................................................       (522,458)
  Accumulated deficit .....................................................    (47,174,176)
                                                                              ------------
     Total stockholders' equity ...........................................      3,644,896
                                                                              ------------
     Total liabilities and stockholders' equity ...........................   $ 27,659,207
                                                                              ============

See notes to condensed consolidated financial statements.

                    PATRON SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                        SIX MONTHS ENDED JUNE 30,       THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------    ----------------------------
                                                            2005            2004           2005            2004
                                                       ------------    ------------    ------------    ------------
                                                                       (Development                    (Development
                                                                           Stage)                          Stage)
Revenue ............................................   $    186,271    $       --      $    137,411    $       --
                                                       ------------    ------------    ------------    ------------

Cost of Sales
  Cost of products/services ........................         87,177            --            56,173            --
  Amortization of technology .......................        139,668            --           128,501            --
                                                       ------------    ------------    ------------    ------------
    Total cost of sales ............................        226,845            --           184,674            --
                                                       ------------    ------------    ------------    ------------
  Gross loss .......................................        (40,574)           --           (47,263)           --
                                                       ------------    ------------    ------------    ------------

Operating Expenses
  Salaries and related expenses ....................      1,914,965         140,489       1,456,279          30,000
  Consulting expense (non-employee stock based
     compensation) .................................        952,875         159,125         444,375          81,625
  Professional fees ................................        707,133         136,788         562,732         107,864
  General and administrative .......................        343,067         325,178          98,823          54,184
  Amortization of intangibles ......................         38,877            --            30,814            --
  Stock based penalties under accomodation agreement        689,102         595,200         320,102         340,200
  Assessment fee ...................................        370,000            --           370,000            --
  Loss on collateralized financing arrangement .....        366,194            --           366,194            --
  Loss/(gain) associated with settlement agreement .       (389,103)        438,667        (389,103)           --
                                                       ------------    ------------    ------------    ------------
     Total operating expenses ......................      4,993,110       1,795,447       3,260,216         613,873

Operating loss .....................................     (5,033,684)     (1,795,447)     (3,307,479)       (613,873)

Interest income ....................................         19,250          38,500            --            19,250
Interest expense ...................................     (2,217,866)        (66,176)     (1,721,026)        (33,088)

                                                       ------------    ------------    ------------    ------------
Loss before income taxes ...........................     (7,232,300)     (1,823,123)     (5,028,505)       (627,711)

  Income taxes .....................................           --              --              --              --
                                                       ------------    ------------    ------------    ------------
Net loss ...........................................   $ (7,232,300)     (1,823,123)   $ (5,028,505)       (627,711)
                                                       ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted .............   ($      0.13)   ($      0.05)   ($      0.08)   ($      0.02)
                                                       ============    ============    ============    ============

Weighted Average Number of Shares Outstanding
   - Basic and diluted .............................     55,143,168      38,595,756      60,984,682      38,565,596
                                                       ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                     PATRON SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                       ADDITIONAL     SHARES OF        VALUE OF
                                                         SHARES OF      PAR VALUE       PAID IN      COMMON STOCK    COMMON STOCK
                                                        COMMON STOCK   COMMON STOCK     CAPITAL      TO BE ISSUED    TO BE ISSUED
                                                        ------------   ------------   ------------   ------------    ------------
Balance, January 1, 2005 (development stage) ........     37,006,212   $    370,062   $ 28,973,711      5,951,648    $  4,671,400

Common stock issued in purchase business combinations
Complete Security Solutions, Inc. ...................           --             --        6,300,000      7,500,000          75,000
LucidLine, Inc. .....................................           --             --        3,696,000      4,400,000          44,000
Entelagent Software Corporation .....................           --             --        2,520,000      3,000,000          30,000
Common stock to be issued under accommodation
   agreement as a penalty 1/1/05 through 3/31/05 ....           --             --             --          450,000         369,000
Amortization of deferred stock-based compensation ...           --             --             --             --              --
Issuance of warrants and bridge notes to investors
   1/1/05 through 3/31/05 ...........................           --             --        1,043,860           --              --
Issuance of warrants issued as purchase consideration           --             --        1,912,500           --              --
Issuance of warrants to transaction advisors ........           --             --          255,000           --              --
Issuance of warrants to placement agent 1/1/05
   through 6/30/05 ..................................           --             --          297,500           --              --
Common stock to be issued under accommodation
   agreement as a penalty 4/1/05 through 6/30/05 ....           --             --             --          535,894         320,103
Common stock issued under collateralized financing
   arrangement ......................................        890,500          8,905        397,300           --              --
Common stock issued in lieu of cash .................      1,000,000         10,000        939,000     (1,000,000)       (949,000)
Common stock issued in purchase business combinations      3,220,904         32,209      2,705,559     (3,220,904)     (2,737,768)
Common stock to be issued returned to Company in
   settlement of consulting agreement payable .......           --             --             --         (100,000)        (78,900)
Issuance of warrants to Bridge Note II investors ....           --             --          532,723           --              --
Issuance of warrants in connection with bridge loan
   extension ........................................           --             --          822,500           --              --
Issuance of warrants to placement agent .............           --             --           80,867           --              --
Adjustment to shares issuable under compensation
   arrangement ......................................           --             --          945,000     (1,500,000)       (945,000)
Net Loss ............................................           --             --             --             --              --
                                                        ------------   ------------   ------------   ------------    ------------
BALANCE, JUNE 30, 2005 ..............................     42,117,616   $    421,176   $ 51,421,519     16,016,320    $    798,835
                                                        ============   ============   ============   ============    ============


                                                        COMMON STOCK
                                                         REPURCHASE       DEFERRED      ACCUMULATED
                                                         OBLIGATION     COMPENSATION      DEFICIT          TOTAL
                                                        ------------    ------------    ------------    ------------
Balance, January 1, 2005 (development stage) ........   $ (1,300,000)   $ (1,475,333)   $(39,941,876)   $ (8,702,036)

Common stock issued in purchase business combinations
Complete Security Solutions, Inc. ...................           --              --              --         6,375,000
LucidLine, Inc. .....................................           --              --              --         3,740,000
Entelagent Software Corporation .....................           --              --              --         2,550,000
Common stock to be issued under accommodation
   agreement as a penalty 1/1/05 through 3/31/05 ....           --              --              --           369,000
Amortization of deferred stock-based compensation ...           --           952,875            --           952,875
Issuance of warrants and bridge notes to investors
   1/1/05 through 3/31/05 ...........................           --              --              --         1,043,860
Issuance of warrants issued as purchase consideration           --              --              --         1,912,500
Issuance of warrants to transaction advisors ........           --              --              --           255,000
Issuance of warrants to placement agent 1/1/05
   through 6/30/05 ..................................           --              --              --           297,500
Common stock to be issued under accommodation
   agreement as a penalty 4/1/05 through 6/30/05 ....           --              --              --           320,102
Common stock issued under collateralized financing
   arrangement ......................................           --              --              --           406,205
Common stock issued in lieu of cash .................           --              --              --              --
Common stock issued in purchase business combinations           --              --              --              --
Common stock to be issued returned to Company in
   settlement of consulting agreement payable .......           --              --              --           (78,900)
Issuance of warrants to Bridge Note II investors ....           --              --              --           532,723
Issuance of warrants in connection with bridge loan
   extension ........................................           --              --              --           822,500
Issuance of warrants to placement agent .............           --              --              --            80,867
Adjustment to shares issuable under compensation
   arrangement ......................................           --              --              --              --

Net Loss ............................................           --              --        (7,232,300)     (7,232,300)
                                                        ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2005 ..............................   $ (1,300,000)   $   (522,458)   $(47,174,176)   $  3,644,896
                                                        ============    ============    ============    ============

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                                              (Development
                                                                                                 Stage)
Cash Flows from Operating Activities
Net loss ..................................................................   $ (7,232,300)   $ (1,823,123)
                                                                              ============    ============
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .............................................        200,352            --
Amortization of deferred compensation .....................................        952,875            --
Accretion related to warrants issued for notes payable ....................      1,177,040            --
Amortization of deferred financing costs ..................................        710,585            --
Common stock issued in lieu of cash for services ..........................           --           159,125
    Stock based penalty on accomodation agreement .........................        689,102         595,200
 Costs of acquisitions not consummated ....................................           --           438,667
Gain on settlement of consulting agreement payable ........................       (228,900)           --
Loss on collateralized financing arrangement ..............................        366,194            --
Gain on legal settlement ..................................................       (389,103)           --
Non-cash interest income ..................................................        (19,250)        (38,500)
Changes in assets and liabilities:
   Restriced cash escrowed to settle liabilities assumed ..................       (527,003)           --
   Prepaid expenses .......................................................         51,487          (3,944)
   Accounts receivable ....................................................         (3,734)           --
   Other current assets ...................................................         46,625            --
   Accounts payable .......................................................       (394,606)         60,990
   Accrued interest .......................................................       (342,746)         66,175
   Deferred revenue .......................................................         28,017            --
   Accrued payroll and payroll related expenses ...........................     (1,015,946)        116,944
   Other current liabilities ..............................................        373,556            --
   Consulting agreements payable ..........................................        (50,000)           --
   Other accrued expenses .................................................         (3,413)           --
                                                                              ============    ============
Total adjustments .........................................................      1,621,132       1,394,657
                                                                              ============    ============
NET CASH USED IN OPERATING ACTIVITIES .....................................     (5,611,168)       (428,466)
                                                                              ============    ============

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash payments in purchase business combinations ...........................       (857,633)           --
Cash acquired in purchase business combinations ...........................        416,397            --
Purchase of fixed assets ..................................................        (47,816)           --
                                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES .....................................       (489,052)           --
                                                                              ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses financed by (repaid to) officers and stockholders ................       (372,747)        244,274
Advances from stockholders ................................................      1,650,000            --
Deferred financing costs ..................................................       (621,739)           --
Proceed from issuance of common stock .....................................           --           200,000
Proceeds from issuance of notes ...........................................           --            41,134
Repayments of amounts due under settlement with former officer ............       (200,000)           --
Proceeds from issuance of bridge notes ....................................      3,500,000            --
Proceeds from issuance of notes, less fees ................................      2,543,000            --
Repayments of advances from stockholders ..................................       (126,570)        (79,891)
                                                                              ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................      6,371,944         405,517
                                                                              ============    ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................        271,724         (22,949)

CASH AND CASH EQUIVALENTS, beginning of period ............................         45,901          22,957
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..................................   $    317,625    $          8
                                                                              ------------    ------------

Supplemental Disclosures of Cash Flow Information:
  Issuance of note under stock repurchase obligation ......................   $       --      $  1,300,000
  Obligation to repurchase 2,000,000 shares of common stock subject
     to put right .........................................................           --         1,000,000
Cash paid during the period for:
  Interest ................................................................        515,798            --
Supplemental non-cash investing and finanical activity
    Current tangible assets acquired ......................................   $    300,911            --
    Non-current tangible assets acquired ..................................      2,756,470            --
    Current liabilities assumed with acquisitions .........................     (8,379,271)           --
    Non-current liabilities assumed with acquisitions .....................       (439,126)           --
    Intangible assets acquired ............................................      3,101,000            --
    Goodwill recognized on purchase business combinations .................     22,433,752            --
 Non-cash consideration ...................................................    (19,332,500)           --
 Cash acquired in purchase business combinations ..........................        416,397            --
                                                                              ------------
     Cash paid to acquire businesses ......................................   $    857,633
                                                                              ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2005

Note A - Basis of Interim Financial Statement Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. (the "Company," "Patron," "us," or "we") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

Development Stage Operations

In accordance with Statement of Financial Accounting Standard ("SFAS") No.7, the Company was considered to be a development stage enterprise through December 31, 2004, as its activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments. As described in Note E, the Company consummated acquisitions of three businesses that have developed technologies, customer bases and are generating revenue. Accordingly, the Company is no longer considered to be a development stage enterprise effective for the six months ended June 30, 2005.

Note C - Liquidity and Financial Condition

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $7,232,300 for the six months ended June 30, 2005, which includes $3,529,603 of non-cash charges for the fair value of common stock of the Company issued as penalties under certain registration rights agreements, non-cash interest expense and the amortization of deferred compensation under a stock based compensation arrangement. The Company used net cash flows in its operating activities of $5,611,168 during the six months ended June 30, 2005. The Company's working capital deficiency at June 30, 2005 amounts to $20,245,674 and the Company is continuing to experience shortages in working capital. The Company is also involved in substantial litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note Q). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note E is critical to the realization of its business plan. The Company raised $7,693,000 of gross proceeds ($7,071,261 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2005. The Company used $5,611,168 of these proceeds to fund its operations (which includes a $1,388,000 escrow deposit for the payment of liabilities assumed in business combinations), and a net of $489,052 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated during February and March of 2005 (net of cash acquired) and the purchase of property and equipment. In addition, the Company repaid an aggregate of $499,317 of certain obligations due to certain officers/stockholders. Subsequent to June 30, 2005 the Company raised approximately $750,000 in additional gross funds in four capital financing transactions. Net proceeds from these transaction amounted to $744,000 that were used principally to fund operations (Note S).

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

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of EITF 99-19.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to five years). Maintenance and repairs are charged to expense as incurred; cost of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gains or losses are reflected in the statement of operations in the period of disposal.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (June 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note E amounting to $22,433,752. The Company has determined that no impairment charges are necessary during the six months ended June 30, 2005.

Long Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company has determined that no impairment charges are necessary during the six months ended June 30, 2005.

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

                                            SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
Net Loss, as reported .................   $ (7,232,300)   $ (1,823,123)   $ (5,028,505)   $   (627,711)

(+) Stock-based compensation cost
  reflected in the financial statements           --              --              --              --
(-)Stock-based employee compensation
  expense under fair value method .....        370,556         408,889         185,278         204,444
                                          ------------    ------------    ------------    ------------
Pro-Forma Net Loss ....................   $ (7,602,856)   $ (2,232,012)   $ (5,213,783)   $   (832,155)
                                          ============    ============    ============    ============
Net Loss per Share-
Basic and Diluted, as reported ........   $      (0.13)   $      (0.05)   $      (0.08)   $      (0.02)
                                          ============    ============    ============    ============
Basic and Diluted, pro-forma ..........   $      (0.14)   $      (0.06)   $      (0.09)   $      (0.02)
                                          ============    ============    ============    ============

Weighted Average Number of Shares
  Basic and Diluted ...................     55,143,168      38,595,756      60,984,682      38,565,596
                                          ============    ============    ============    ============

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Net loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                                             JUNE 30,
                                                 -------------------------------
                                                    2005                 2004
                                                 ----------           ----------
Options ..............................            5,850,000            3,925,000
Warrants .............................            7,839,080               15,000
Convertible Notes ....................                 --                120,462
                                                 ----------           ----------
                                                 13,689,080            4,060,462
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005.

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

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

In connection with the CSSI merger, the Company issued 7,500,000 shares of common stock in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 (the "Subordinated Notes") and warrants to purchase 2,250,000 shares of common stock ("Purchase Warrants") in exchange for the outstanding shares of the preferred stock of CSSI. The Purchase Warrants have a term of 5 years and an exercise price of $0.70 per share. The Subordinated Notes and Purchase Warrants were issued to Apex Investment Fund V, L.P. ("Apex"), The Northwestern Mutual Life Insurance Company ("Northwestern"), and Advanced Equities Venture Partners I, L.P. ("Advanced Equities").

The Subordinated Notes issued to the holders of the outstanding preferred stock of CSSI have an initial term of 120 days (due on June 25, 2005), with the Company's option to extend the term for an additional 60 days to August 24, 2005. The Subordinated Notes are interest free and automatically convert into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. If the Subordinated Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant (the "Penalty Warrant") entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The Penalty Warrants issuable in connection with the non-payment of the Subordinated Notes may only be exercised by a holder's delivery of its subordinated promissory note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under such Subordinated Note. The Subordinated Notes were not redeemed as of June 25, 2005 and the option to extend the term for an additional 60 days (to August 24, 2005) was exercised.

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

In connection with the Entelagent Merger, Patron issued 3,000,000 shares of Patron's common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. Patron has agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as Patron next files a registration statement with the SEC on a best efforts basis. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, Patron also agreed to
(i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) pay $1,388,000 in outstanding liabilities of Entelagent from the net proceeds of the Interim Bridge Financing I completed on February 28, 2005. Accordingly, the Company placed $1,388,000 of the proceeds it received from the Interim Bridge Financing I financing transaction in an escrow account to be specifically used for the payment of such liabilities. The non-disbursed funds as of June 30, 2005 are presented as restricted cash in the accompanying balance sheet.

Subsequent to the date of the acquisition, the Company modified its purchase price allocation to offset approximately $52,000 of previously existing advances against the note, which reduced the aggregate balance of the note to $2,588,000.

BUSINESS COMBINATION ACCOUNTING

The Company accounted for its acquisitions of CSSI, LucidLine and Entelagent using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each business combination is included in the Company consolidated results of operations for the quarter ended June 30, 2005.

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

                                   CSSI        LUCIDLINE    ENTELAGENT        TOTAL
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

Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amount to $912,633. Such fees include $657,633 paid in cash and $255,000 for the fair value of 300,000 common stock purchase warrants issued to Laidlaw & Company UK Ltd. ("Laidlaw") in its capacity as a transaction advisor.

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

The Company assumed $476,594 of payroll and sales tax liabilities in its acquisition of Entelagent that were in arrears at the date the transaction was consummated (Note M). These liabilities have been estimated at their fair value in the preliminary purchase price allocation. The settlement of these amounts is in negotiation and could change, as this is a contingency that existed at the date of acquisition.

                                            CSSI         LUCIDLINE       ENTELAGENT         TOTAL
                                        ------------    ------------    ------------    ------------
 Fair value of tangible assets:
 Cash ...............................   $    399,636    $      9,563    $      7,198    $    416,397
 Accounts receivable ................         27,791          22,936          84,918         135,645
 Employee receivables ...............        111,773           2,000         113,773
 Other current assets ...............         45,177             326           5,990          51,493
                                        ------------    ------------    ------------    ------------
 Total current assets ...............        584,377          34,825          98,106         717,308
 Property and Equipment .............         62,000          61,000          12,000         135,000
 Other assets .......................           --
 Advances to prospective affiliates .      2,621,470            --              --         2,621,470
                                        ------------    ------------    ------------    ------------
 Total  tangible assets .............      3,267,847          95,825         110,106       3,473,778
 Liabilities assumed: ...............           --
 Accounts payable ...................       (128,854)        (32,473)       (355,416)       (516,743)
  Advances from prospective affiliate       (829,032)     (2,363,359)     (3,192,391)
 Accrued expenses ...................           --
    and other current liabilities ...       (357,391)           --        (4,312,746)     (4,670,137)
                                        ------------    ------------    ------------    ------------
 Total current liabilities ..........       (486,245)       (861,505)     (7,031,521)     (8,379,271)
 Long term liabilities ..............           --           (93,796)       (345,330)       (439,126)
                                        ------------    ------------    ------------    ------------
 Total liabilities assumed ..........       (486,245)       (955,301)     (7,376,851)     (8,818,397)
                                        ------------    ------------    ------------    ------------
 Net tangible assets acquired .......      2,781,602        (859,476)     (7,266,745)     (5,344,619)

 Value of excess allocated to:
  Developed technology ..............        670,000            --         1,900,000       2,570,000
  Customer relationships ............        180,000            --              --           180,000
  Trademarks and tradenames .........         55,000            --           106,000         161,000
  In-process research and
     development ....................        190,000            --              --           190,000
  Goodwill ..........................      9,309,026       4,954,087       8,170,639      22,433,752
Purchase Price ......................   $ 13,185,628    $  4,094,611    $  2,909,894    $ 20,190,133
                                        ============    ============    ============    ============

The purchase price allocation is preliminary, based on management's estimates and a valuation study performed by an independent outside appraisal firm that has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses' products and services. The Company made certain adjustments during the quarter ended June 30, 2005 to its original purchase price allocation as a result of having negotiated settlements of certain liabilities that it assumed in its business combination with Entelagent and reevaluating the carrying amounts of certain accounts receivable balances recorded in purchase accounting. These changes resulted in a net decrease of $110,663 to the Company's previous determination of goodwill. In addition, the Company reduced both other current assets and current liabilities by $27,500 to offset a prepayment of a liability that occurred prior to the acquisition. The Company's final determination of the purchase price allocation could result in additional changes to the amounts reflected in its preliminary estimate. The Company is in the process of finalizing the information required to file its Form 8-K with the SEC and will do so as soon as practicable.

PROFORMA FINANCIAL INFORMATION

The unaudited financial information in the table below summarizes the combined results of operations of the Company and CSSI, LucidLine and Entelagent, on a proforma basis, as if the companies had been combined as of the beginning of each of the periods presented.

The unaudited proforma financial information for the six months ended June 30, 2005 combines the historical results for Patron for the six months ended June 30, 2005 and the historical results for CSSI and LucidLine for the period from January 1, 2005 to February 24, 2005 and the historical results for Entelagent for the period from January 1, 2005 to March 30, 2005. The unaudited proforma financial results for the six months ended June 30, 2004 combines the historical results for Patron for this period with the historical results for CSSI, Entelagent and LucidLine for the six months ended June 30, 2004.

                                                      SIX MONTHS ENDED JUNE 30,
                                                         2005           2004
                                                     -----------    -----------
Total revenues ...................................   $   345,240    $   710,834
Net loss .........................................    (8,598,761)    (3,257,153)
Pro forma net loss per share, basic and diluted ..   $     (0.14)   $     (0.06)


The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these three companies had taken place at the beginning of each of the periods presented


NOTE F - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                               JUNE 30,
                                                                 2005
                                                               --------

         Employee receivables .......................          $  9,039
         Prepaid expenses ...........................            30,934
         Deposits ...................................             5,990
                                                               --------
                                                               $ 45,963
                                                               ========


NOTE G - PROPERTY AND EQUIPMENT

                                                              JUNE 30,
                                                                2005
                                                             ---------

         Computers ...................................       $ 148,740
         Furniture and Fixtures ......................          34,076
                                                             ---------
             sub-total ...............................         182,816
         less: accumulated depreciation ..............         (21,807)
                                                             ---------
             Property and equipment, net .............       $ 161,009
                                                             =========

Depreciation expense for the six months ended June 30, 2005 was $21,807.

NOTE H - DEFERRED FINANCING COSTS

Deferred financing costs, which amount to $1,112,021, are presented net of amortization and include cash fees of $305,160 plus $80,867 representing the fair value of the 152,580 common stock purchase warrants issued to

Laidlaw in its capacity as the placement agent in the $2,543,000 Interim Bridge Financing II (Note K). These deferred financing costs are being amortized over 120 days, which is the minimum term of the debt.

On June 28, 2005, the Company elected to extend the due date of the Interim Bridge Financing I notes in exchange for 1,750,000 additional common stock purchase warrants (the "Bridge I Extension Warrants") that were issued to the investors in this transaction. The aggregate fair value of the warrants, which amounted to $822,500 is also included in deferred financing costs and is being amortized over 60 days to August 27, 2005, the extended due date of the notes.

The Company also incurred $316,579 of cash fees and $297,500 representing the fair value of 350,000 common stock purchase warrants issued to Laidlaw in its capacity as the placement agent in the $3,500,000 Interim Bridge Financing I completed in February 2005. Fees incurred in connection with the Interim Bride 1 financing were fully amortized during the six months ended June 30, 2005.

The fair value of all of the aforementioned warrants was determined using the Black-Scholes option-pricing model.

Amortization expense with respect to deferred financing costs amounted to $699,905 for the six months ended June 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

NOTE I - INTANGIBLE ASSETS

The components of intangible assets as of June 30, 2005 are set forth in the following table:


                                                                          NET BOOK      ESTIMATED
                                        PRELIMINARY     ACCUMULATED       VALUE AT       USEFUL
                                         FAIR VALUE    AMORTIZATION     JUNE 30, 2005     LIFE
                                         ----------      ----------      -----------    --------
Developed technology ..............      $2,570,000      $ (139,669)     $2,430,331      5 years
Customer relationships ............         180,000         (15,000)        165,000      4 years
Trademarks and tradenames .........         161,000         (11,208)        149,792      4 years
In-process research and development         190,000         (12,668)        177,332      5 years
                                         ----------      ----------      -----------
Property and equipment, net              $3,101,000      $ (178,545)     $ 2,922,455
                                         ==========      ==========      ===========

The Company classifies amortization of developed technology as a component of cost of sales.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets will result in the following additional expense by year:

                                                           INTANGIBLE
         YEARS ENDED DECEMBER 31,                         AMORTIZATION
         ------------------------                         ------------
                   2005                                   $  318,625
                   2006                                      637,250
                   2007                                      637,250
                   2008                                      637,250
                   2009                                      568,417
                   2010                                      123,663
                                                          ----------
                                                          $2,922,455
                                                          ==========

NOTE J - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from four unrelated parties. These notes are payable on demand and bear interest at the rate of 10% per annum. Interest expense on these notes amounted to $35,750 and $35,750 for the six months ended June 30, 2005 and 2004, respectively.

Entelagent Software Corporation entered into a note arrangement with Lok Technology with a security interest in the Accounts Receivable of Entelagent Software Corporation. At June 30, 2005, the balance outstanding on this note is $312,556. The note bears interest at 15% per annum. Interest on this note amounted to $23,442 for the six months ended June 30, 2005.

NOTE K - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase up to 1,750,000 shares of the Company's common stock ("Bridge I Warrants"). The warrants have a term of 5 years and an exercise price of $0.70 per share. The aggregate fair value of the Bridge I Warrants amounts to $1,487,500. Prior to final maturity, the Bridge I Notes may be converted into securities that would issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

In accordance with APB 14, the Company allocated $2,456,140 of the proceeds to the Bridge I Notes and $1,043,860 of proceeds to the Bridge I Warrants. The difference between the carrying amount of the Bridge I Notes and their contractual redemption amount was accreted as interest expense to June 28, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $1,043,860 for the six months ended June 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 28, 2005, which caused the contractual interest rate increased to 12% per annum. In addition, the Company was required to issue the 1,750,000 additional warrants (the "Bridge I Extension Warrants") to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $0.70 per share. The Bridge I Warrants are included in Deferred Financing Costs at their fair value, which amounts to $822,500.

If the Bridge I Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant ("Bridge I Penalty Warrant") entitling the holder to purchase 3.84 shares of common stock for each $1.00 of principal amount then outstanding. The Bridge I Penalty Warrants would only be exercisable by a holder's delivery of its Bridge I Note in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under the Bridge I Note. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of all of the warrants issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge I Notes amounted to $116,667 for the six months ended June 30, 2005 and is included as a component of interest expense in the accompanying statement of operations

The Company sold these securities to thirty-three accredited investors introduced by Laidlaw, the placement agent in the Interim Bridge Financing I. As described in Note H, the Company incurred $614,079 of fees in connection with this transaction including $297,500 for the fair value of warrants to purchase up to 350,000 shares of the Company's common stock (the "Placement Agent Warrants") at an exercise price of $0.70 per share.

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge II Notes") and (ii) warrants to purchase up to 1,271,500 shares of common stock (the "Bridge II Warrants"). The warrants have a term of 5 years and an exercise price of $0.60 per share. The aggregate fair value of the Bridge II Warrants amounts to $673,895. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount was accreted as interest expense to October 3, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $133,180 for the six months ended June 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes feature a term of 5 years and an exercise price of $0.60 per share. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each noteholder will be issued a warrant entitling the holder to purchase 3.84 shares of the Company's common stock for each $1.00 of principal amount then outstanding (the "Bridge II Penalty Warrants"). The Bridge II Penalty Warrants, if issued, would only be exercisable by a holder's delivery of its Bridge II Notes in payment of the exercise price, the delivery of which will result in the full satisfaction of all amounts of principal and interest due and payable under the Bridge II Notes. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the Warrants on a best efforts basis.

The Company sold these securities to seven accredited investors introduced by Laidlaw, placement agent in the Interim Bridge Financing II. As described in Note H, the Company incurred $386,027 of fees in connection with this transaction including a cash fee of $305,160 and $80,867 for the fair value of warrants to purchase 152,580 shares of the Company's common stock at an exercise price of $0.60 per share.

NOTE L - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $174,337 remains outstanding at June 30, 2005. The amounts payable to such officers and stockholders are due on demand.

ADVANCES FROM STOCKHOLDERS

Certain stockholders have made working capital advances to the Company, the unpaid balance of which amounts to $1,650,000 at June 30, 2005. These amounts, which are non-interest bearing, are payable on demand. These advances include the following: on March 31, 2005, the Company received an advance of $500,000 from Apex; on April 15, 2005, the Company received a $200,000 advance from Apex; on May 2, 2005, the Company received a $200,000 advance from Apex; on June 15, 2005, the Company received a $750,000 advance from Apex. Apex is one of the selling shareholders of CSSI and a current stockholder and warrant holder of the Company.

In consideration of this financing, the parties have mutually agreed that Apex will be offered the same terms as investors in the Interim Bridge Financing II, described in Note K above. This mutual agreement was entered into on a verbal basis. As of the date of this filing, the Company has finalized terms and is currently in the process of finalizing definitive agreements and notes with respect to the additional bridge financing. Accordingly, the Company has classified the advance from Apex as Advances from Stockholders pending the completion of the agreements and notes.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders bear interest at 10% and are due on demand. Interest expense on these notes amounted to $6,438 for the three months ended June 30, 2005 and $12,876 for the six months ended June 30, 2005.

CONSULTING AGREEMENT PAYABLE

On June 8, 2005, the Company negotiated a settlement regarding the Consulting Agreement Payable with a related party. The terms of the settlement agreement terminates the prior agreement and reduces the remaining payments due under the contract to $150,000 including a $50,000 payment that was made upon the execution of the agreement and two additional $50,000 payments including one to be made upon the completion of a follow-on-financing by the Company and one not later than September 30, 2005. The $150,000 reduction in payments was recorded as a reduction of general and administrative expense during the quarter ended June 30, 2005. Additionally, the settlement agreement terminates an obligation for the Company to issue 100,000 shares of unrestricted stock. This stock issuable under this commitment was recorded in 2004 as "Stock to be issued in lieu of cash for services" in the amount of $78,900 and the 100,000 shares was classified as shares to be issued. The termination of the stock issuance obligation resulted in an additional reduction of $78,900 in general and administrative expenses during the quarter ended June 30, 2005.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent described in Note E, include $1,655,548 payable to related parties for settlement of accrued payroll, notes payable and expense reimbursements. In addition, the Company offset $52,000 of previously existing advances made to certain of the parties to reduce the note to an aggregate carrying amount of $2,588,000. Aggregate interest expense on this note amounts to $51,842 for the six months ended June 30, 2005.

RELATED PARTY PAYMENTS

During the three months ended June 30, 2005, the Company made payments to related parties amounting to an aggregate of $514,867 from the $1,388,000 restricted cash escrow account established in connection with the Entelagent Merger (Note E) to pay certain outstanding liabilities of Entelagent including advances from shareholders, accounts payable and payroll liabilities.

During the three months ended June 30, 2005, the Company made a $200,000 payment to Patrick J. Allin and the Allin Dynastic Trust under the terms of the settlement agreement reached on June 6, 2005 (Note O).

NOTE M - OTHER CURRENT LIABILITIES

Other current liabilities principally consists of $476,594 of accrued payroll and sales tax liabilities, the settlement of which is being negotiated, and estimated penalties that the Company assumed in its acquisition of Entelagent (Note E). These liabilities are intended to be paid from restricted cash.

NOTE N - DEFERRED REVENUE

Deferred revenue includes (1) $97,353 for the fair value of remaining service obligations that the Company assumed on contracts in its acquisitions of CSSI and Entelagent and (2) $130,415 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.

NOTE O - SETTLEMENT WITH PATRICK J. ALLIN, FORMER CHIEF EXECUTIVE OFFICER

On June 6, 2005, the Company entered into a settlement of certain employment and indemnification related claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and a former member of the Company's Board of Directors, against the Company during the year ended December 31, 2004. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Mr. Allin and The Allin Dynastic Trust, the Company agreed to pay to Mr. Allin, in settlement of Mr. Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000) payable as follows: (i) $200,000 that was paid upon execution of the Settlement Agreement and Mutual Release and
(ii) Nine Hundred Fifty Thousand Dollars ($950,000) payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release terminates by its terms if the Company does not consummate a follow-on-financing by August 15, 2005. As described in Note S, the Company and Mr. Allin agreed to the termination date for an additional 120 days to December 13, 2005. The Company accrued an aggregate of $927,167 in amounts repayable to Mr. Allin up through the date of his separation in February 2004. The difference between the amounts accrued and the cash settlement, which difference amounts to $216,507, was recorded in general and administrative expense in the quarter ended March 31, 2004. The remaining amounts payable to Mr. Allin under this provision of the settlement are presented net of the $200,000 payment made to him upon the execution of the agreement and includes $31,230 of interest accrued during the six months ended June 30, 2005.

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

As a result of this agreement to repurchase shares of common stock from Mr. Allin and The Allin Dynastic Trust, the Company has recorded certain liabilities and adjustments to stockholders' deficiency retroactively to the quarter ended March 31, 2004.

For the Initial Shares the Company recorded a $1,738,667 note payable to Mr. Allin with a corresponding increase of $1,600,000 in stockholders' deficiency and a $138,667 charge to operations for interest payable through June 6, 2006. For the Remainder Shares, the Company recorded a $1,000,000 put right as temporary equity with a corresponding $300,000 charge to operations for the intrinsic value of the put right on June 6, 2005 (fair value of common stock of $.65 per share less the minimum conversion price of $50. per share) and a $700,000 net increase in stockholders' deficiency. The aggregate charge of $438,667 for the interest and the intrinsic value of the conversion option embedded in the remainder shares is presented as a litigation loss in the accompanying statement of operations for the six months ended June 30, 2004. Common stock outstanding in the accompanying balance sheet is presented net of the 2 million Initial Shares that are subject to the repurchase obligation.

On August 15, 2005, the Company entered into an agreement with Mr. Allin and the Allin Dynastic Trust to provide Patron with up to an additional 120 days to arrange the follow-on-financing (Note S).

NOTE P - ACCOMMODATION AGREEMENT

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

In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter, which penalty amounted to $258,000 and $340,200 in the three months ended June 30, 2005 and 2004, respectively. The penalty amounted to $627,000 and $595,200 in the six months ended June 30, 2005, and 2004, respectively.

STOCK PLEDGE ARRANGEMENT

In April 2004, a stockholder of the Company entered into a one-year stock loan financing arrangement ("Stock Financing Facility") with a third party financial institution (the "Lender I"), pursuant to which such stockholder committed to obtain financing for the Company under a credit facility collateralized by the pledge of 685,000 shares of registered stock (the "Pledged Stock") that was pledged by a second stockholder (the "Pledging Stockholder"). In connection with this arrangement, the Company executed an accommodation agreement with the Pledging Stockholder committing to issue 685,000 shares of restricted stock (the "Replacement Stock") on April 2, 2005 (the "Termination Date") in the event of a loss of the Pledged Stock, plus a premium of 205,500 shares (the "Premium Shares") for entering into the agreement. The Company also agreed to register 300,000 shares of restricted stock held by the Pledging Stockholder (the "Held Stock") within thirty days of the agreement and to use its best efforts register with the SEC, both the Replacement Stock and Premium Stock within 12 months from their date of issue.

The Company received $40,012 of funds but was unable to recover the Pledged Stock on the Termination Date. In addition, due to a delay in registering all of the shares under this arrangement, the Company entered into a secondary agreement with the Pledging Stockholder providing for: (1) the immediate issuance of the Replacement Shares and Premium Shares; (2) registration of the Replacement Shares, Premium Shares and Held Shares; (3) the retroactive accrual of a penalty from May 2, 2004 through the date the registration statement is filed payable in such number of shares that is equal to 15% of the Held Stock (prorated for each fraction of a year); and (4) the accrual of an additional penalty from April 2, 2005 through the date the registration statement is filed equal to 15% of the Replacement Stock and Premium Stock (prorated for each fraction of a year),.

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (890,500 shares) issuable to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded a $62,102 charge for the fair value of 85,894 shares issuable to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under accommodation agreements in the accompanying statements of operation.

NOTE Q - COMMITMENTS AND CONTINGENCIES

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

In December of 2004, Marie Graul, former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. The Company believes it has valid defenses to the claims. Although the Company has been working to settle this claim with Ms. Graul, the Company believes this claim will enter arbitration proceedings. For Ms. Graul, the Company has recorded accrued, but unpaid, salary of $95,139 from the start of her employment through the date of separation, on July 17, 2003. In addition, Ms. Graul's employment agreement specifies that if her agreement was terminated for any reason before January 1, 2004, she would be entitled to a bonus of 25% of her base salary, or $62,500. Therefore, the Company believes the total accrued, but unpaid payroll due to Ms. Graul under the terms of her employment agreement is $157,639. Any additional amounts the Company may owe Ms. Graul as a result of the arbitration proceedings are not estimable at this time.

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

SETTLEMENT WITH COOK ASSOCIATES, INC.

On June 29, 2005, the Company entered into a settlement with Cook Associates, Inc. ("Cook Associates") to settle all claims and potential claims related to the lawsuit that had been filed by Cook Associates against the Company in October 2004. Under the terms of the settlement, Cook Associates agreed to dismiss its lawsuit and associated claim for $528,081 in damages and the Company agreed to remove any and all conditions/restrictions that would prevent the 600,000 shares of Company common stock owned by Cook Associates from being freely traded. The Company had previously recorded $389,103 of payables to Cook Associates that it reversed following its execution of the settlement. The reversal was recorded as a gain and is included in loss/(gain) on settlement agreements in the accompanying statements of operations for the six and three months ended June 30, 2005.

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

NOTE R - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AS PURCHASE CONSIDERATION

On February 25, 2005 the Company committed to issue an aggregate of 11,900,000 shares of its common stock with an aggregate fair value of $10,115,000 as purchase consideration to the sellers of CSSI and LucidLine (Note E). On February 28, 2005, the Company committed to issue an additional 3,000,000 shares of its common stock with an aggregate fair value of $2,550,000 as purchase consideration to the sellers of Entelagent (Note E). The aforementioned transactions were recorded as common stock to be issued in the statement of stockholder's equity (deficiency). The Company issued 3,220,904 of these shares to certain of the selling stockholders during the quarter ended June 30, 2005 and the remaining shares are presented as common stock to be issued in the accompanying balance sheet at June 30, 2005.

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On February 25, 2005, the Company issued 2,250,000 common stock purchase warrants with a term of 5 years and an exercise price of $0.70 per share as a portion of purchase consideration associated with the acquisition of the preferred stock of CSSI (Note E). The aggregate fair value of these warrants amounted to $1,912,500.

On February 28, the Company issued warrants to purchase up to 1,750,000 shares of its common stock to the Bridge Notes investors described in Note H. Additionally, the Company issued 350,000 common stock purchase warrants with an aggregate fair value of $297,500 to the Placement Agent in the Interim Bridge Financing I transaction.

On February 28, the Company also issued warrants for 300,000 shares at a $0.70 per share exercise price to Laidlaw and/or its designees in connection with the receipt of acquisition related services for the Entelagent, LucidLine and CSSI mergers (Note E). The aggregate fair value of these warrants amounted to $255,000.

On June 6, 2005, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at $0.60 per share exercise price to the Interim Bridge Financing II investors described in Note K. The fair value of the warrants amounted to $282,556.

On June 30, 2005 the Company issued warrants for 152,580 shares at a $0.60 per share exercise price to Laidlaw in connection with the Interim Bridge Financing II financing. The aggregate fair value of these warrants amounted to $38,145 and was accounted for as deferred financing costs.

On June 29, 2005, the Company issued warrants to purchase up to 1,750,000 shares of its common stock at $0.70 per share exercise price, as Bridge Extension Warrants, to the investors in Interim Bridge Financing I as described in Note K. The fair value of the warrants, which amounts to $822,500, was accounted for as a deferred financing cost.

All of the aforementioned warrants are reflected as an increase to additional paid-in capital in the accompanying balance sheet and statement of stockholders' (deficiency) equity at June 30, 2005.

ISSUANCE OF COMMON STOCK AS PENALTY UNDER AN ACCOMMODATION AGREEMENT

The Accommodation Agreements (Note P) provided for a penalty in the event the Company failed to register the replacement shares on or before March 31, 2003. The replacement shares were not registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter for the five stockholders, in the aggregate. The Company recorded charges of $627,000 and $595,200, for the six months ended June 30, 2005 and 2004, respectively. The Company intends to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue. The penalty shares are presented as common stock to be issued in the accompanying balance sheet and statements of stockholders' (deficiency) equity at June 30, 2005.

STOCK ISSUED UNDER STOCK PLEDGE ARRANGEMENT

The Company issued an aggregate of 890,500 shares of common stock (Replacement Shares and Premium Shares) with an aggregate fair value of $406,205 and recorded a commitment to issue an additional 85,576 shares of stock with a fair value of $62,102 as penalties for the delays in registering the stock under the original agreement (Note P).

STOCK ISSUED IN LIEU OF CASH FOR SERVICES

On June 8, 2005, the Company negotiated a settlement regarding the Consulting Agreement Payable with a related party. As part of this agreement, an obligation to issue 100,000 shares of unrestricted common stock previously recorded in the quarter ended September 30, 2004 was terminated. This termination resulted in a reduction in general and administrative expenses of $78,900 and the reduction of 100,000 shares from the Shares to be Issued classification.

NOTE S - SUBSEQUENT EVENTS

ADVANCES FROM STOCKHOLDERS

On July 1, 2005, the Company received an additional $200,000 advance from Northwestern. On July 29, 2005, the Company received a $100,000 advance from Advanced Equities, on August 3, 2005 the Company received a $250,000 advance from Apex and on August 18, 2005, the Company received an additional $200,000 advance from Apex. Northwestern, Advanced Equities and Apex are current stock and warrant holders of the Company. Expenses incurred in connection with transaction include $6,000.

In consideration of this financing from Northwestern, Advanced Equities and Apex, the parties have mutually agreed that Northwestern, Advanced Equities and Apex will be offered the same terms as investors in the Interim Bridge Financing II, described in Note K above. This mutual agreement was entered into on a verbal basis. As of the date of this filing, the Company has issued definitive documents to Northwestern and has finalized terms and is currently in the process of finalizing definitive agreements and notes with respect to these stockholder advances.

ALLIN SETTLEMENT AGREEMENT - EXTENSION OF TIME TO ARRANGE FINANCING

On August 15, 2005, the Company and Patrick J. Allin ("Allin") and the Allin Dynastic Trust ("Allin Trust") entered into an agreement to provide Patron with up to an additional 120 days to arrange the follow-on-financing described in Note O. Under the terms of the time extension, 1) the Company agrees that the 6 month lockup period for the Allin and Allin Trust shares shall begin August 15, 2005. 2) the Company will pay Allin a penalty of $500 per day for each day after August 15 that the $950,000 remains unpaid. 3) the Company will also pay the Allin Trust a $100 per day penalty for each day after August 31 that the interest on the promissory note to purchase the Allin Trust shares remains unpaid provided that $8,000 of this interest is paid by September 15, 2005. If the September 15th amount is not paid, the Company will pay a $250 per day penalty commencing August 31, 2005 with all overdue interest and penalties to be paid out of the follow-on-financing. If the promissory note interest of $16,000 due on November 30, 2005 is not paid by that date, an additional $250 per day penalty will be paid. 4) the Company shall pay Allin a $100 per day penalty for each day after August 31 that the interest on the promissory note to purchase the Allin shares remains unpaid provided that $8,000 of this interest is paid by September 15, 2005. If the September 15th amount is not paid, the Company will pay a $250 per day penalty commencing August 31, 2005 with all overdue interest and penalties to be paid out of the follow-on-financing. If the promissory note interest of $16,000 due on November 30, 2005 is not paid by that date, an additional $250 per day penalty will be paid. 5) At the end of the 120 day extension period, if the Company has not completed its follow-on-financing and made all payments to Allin and the Allin Trust due and owing under the amended agreement, all payments under the amended agreement will become immediately due and owing. Allin and the Allin Trust will have the option of keeping the Initial and Remainder Shares or demanding payment of the associated notes. The Company will confess to a judgment in a court of Allin's choosing for the $950,000 and the promissory notes for purchase of the Allin Trust shares (if payment is demanded for the notes to purchase shares). Any actions which would preclude the Company making the payments under this agreement will accelerate all payments due and the Company will confess to judgment. The parties are in the process of finalizing a definitive agreement.

ROBERT CROSS, CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

On July 1, 2005, the Company entered into an employment agreement (the "Employment Agreement") with Robert W. Cross ("Mr. Cross"), the Company's Chief Executive Officer. The term of the Employment Agreement is one year with automatic one-year renewal unless Mr. Cross is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Employment Agreement. The Employment Agreement provides for a base salary of $200,000 per year with a non-recoverable draw of $100,000 (grossed up for taxes) during the first six months of the Agreement. The Employment Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis Mr. Cross is eligible to receive a bonus of up to 100% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Employment Agreement provides for the grant of 1,000,000 stock options at an exercise price of $0.65 per share with the options vesting 25% on July 1, 2005, 25% on September 30, 2005, 25% on December 31, 2005 and 25% on March 31, 2006. The options shall expire on June 30, 2012. Finally, during the term of the Employment Agreement, the Board of Directors shall nominate Mr. Cross to become a member of the Board of Directors.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2005

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB, including the consolidated financial statements, and the related notes thereto, for the years ended December 31, 2004, 2003 and 2002 of Patron Systems, Inc. and subsidiaries (collectively referred to as "Patron," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf.

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, we consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. From March 31, 2005 to June 30, 2005, we borrowed $1,650,000 from a shareholder, Apex Investment Fund V, LP. During the three months ended June 30, 2005 we raised approximately $3,693,000 in additional gross funds in four capital financing transactions. Net proceeds from all of these transactions amounted to $3,387,840 which were used principally to fund operations and repay certain liabilities. We discuss these transactions in further detail in this report.

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

BASIS OF PRESENTATION

In accordance with Statement of Financial Accounting Standard ("SFAS") No.7, we considered our business to be a development stage enterprise through December 31, 2004, as our activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments, During the quarter ended March 31, 2005, we effected business combinations with CSSI, LucidLine and Entelagent. Each of the acquired businesses has developed technologies, customer bases and generates revenue. Accordingly, we no longer consider our business to be a development stage enterprise effective for the six months ended June 30, 2005.

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

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of EITF 99-19.

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

INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards.

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


                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2005  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2004.

For the three months ended June 30, 2005, our consolidated revenues amounted to $137,411 compared to $0 for the three months ended June 30, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended June 30, 2005 amounted to $184,674 compared to $0 for the three months ended June 30, 2004. Cost of sales during the three months ended June 30, 2005 includes $128,501 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $3,260,216 for the three months ended June 30, 2005 as compared to $613,873 for the three months ended June 30, 2004, an increase of $2,646,343. The increase includes approximately $1,426,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $363,000 for the amortization of a stock based compensation arrangement that we entered into during the year ended December 31, 2004 (for corporate finance advisory services), approximately $455,000 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, approximately $31,000 for amortization of acquired intangible assets, approximately $123,000 for increased general and administrative expenses associated with the acquired businesses, $366,000 loss on collateralized financing arrangement and $370,000 associated with the preparation of a homeland security operational requirements assessment related to Will County, Illinois. These increases were partially offset by a $20,000 reduction in expense associated with a penalty provision of an Accommodation Agreement, the reversal of a $79,000 stock-based compensation charge realized upon the settlement of a consulting agreement and a gain of approximately $389,000 on the settlement of a legal claim.

Our consolidated loss from operations for the three months ended June 30, 2005 amounted to $3,307,479 compared to a loss of $613,873 for the same period in 2004. Our loss increased as a result of the increases and decreases in our revenues and operating expenses discussed above.

Interest expense during the three months ended June 30, 2005 amounted to $1,721,026 as compared to $33,088 for the three months ended June 30, 2004. The increase is directly related to our issuances of notes and the increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and fund our working capital needs. Non cash interest relating to deferred financing costs and the accretion of debt discounts during the three months ended June 30, 2005 amounted to approximately $854,000 compared to $0 in same period in 2004. Amortization of deferred finance charges which have been classified as interest expense was approximately $557,000 in the three months ended June 30, 2005 compared to $0 in the same period in 2004. Interest income, was $0 and $19,250 in the three months ended June 30, 2005 and 2004, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the three months ended June 30, 2005, the net loss was $5,028,505 or $(0.08) per share on 60,984,682 weighted average shares outstanding compared to a net loss of $627,711 or $(0.02) per share on 38,565,596 weighted average shares outstanding for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

For the six months ended June 30, 2005, our consolidated revenues amounted to $186,271 compared to $0 for the six months ended June 30, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the six months ended June 30, 2005 amounted to $226,845 compared to $0 for the three months ended June 30, 2004. Cost of sales during the three months ended June 30, 2005 includes $139,668 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $4,993,110 for the six months ended June 30, 2005 as compared to $1,795,447 for the six months ended June 30, 2004, an increase of $3,197,663. The increase includes approximately $1,774,000 for salaries associated with an increase in the number of employees from acquired businesses, almost $794,000 for the amortization of stock based compensation arrangements, approximately $570,000 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, almost $39,000 for amortization of acquired intangible assets, approximately $18,000 for increased general and administrative expenses associated with the acquired businesses, $366,194 loss on collateralized financing arrangement and a $370,000 expense associated with the preparation of a homeland security operational requirements assessment related to Will County, Illinois. These increases were partially offset by a $439,000 reduction in expense associated with losses taken on settlement agreements and a gain of approximately $389,000 on the settlement of a legal claim

Our consolidated loss from operations for the six months ended June 30, 2005 amounted to $4,933,110 compared to a loss of $1,795,447 for the same period in 2004. Our loss increased as a result of the increases and decreases in our revenues and operating expenses discussed above.

Interest expense during the six months ended June 30, 2005 amounted to $2,217,866 as compared to $66,176 for the six months ended June 30, 2004. The increase is directly related to our issuances of notes and the increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and fund our working capital needs. Amortization of interest accretion during the six months ended June 30, 2005 was approximately $1,177,000 compared to $0 in same period in 2004. Amortization of deferred finance charges which have been classified as interest expense was approximately $711,000 in the six months ended June 30, 2005 compared to $0 in the same period in 2004. Interest income, was $19,250 and $38,500 in the six months ended June 30, 2005 and 2004, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the six months ended June 30, 2005, the net loss was $7,232,300 or $(0.13) per share on 55,143,168 weighted average shares outstanding compared to a net loss of $1,823,123 or $(0.05) per share on 38,595,756 weighted average shares outstanding for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $7,232,300 for the six months ended June 30, 2005, which includes $3,729,955 of non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($689,102), amortization of deferred compensation under a stock based compensation arrangement ($952,875), accretion related to warrants issued in conjunction with notes payable ($1,177,040) amortization of deferred financing costs ($710,586), and depreciation and amortization ($200,352). The non-cash charges were offset by non-cash gains of $228,900 associated with the settlement of a related party consulting agreement, $40,012 associated with the settlement of an advance from a stockholder, a gain on legal settlement of $389,103 and $19,250 non-cash interest income. Including the amounts above, we used net cash flows in our operating activities of $5,611,168 during the six months ended June 30, 2005. Our working capital deficiency at June 30, 2005 amounts to $20,245,674 and we are continuing to experience shortages in working capital. We are also involved in substantial litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note E is critical to the realization of its business plan. The Company raised $7,693,000 of gross proceeds ($7,071,261 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2005. The Company used $5,611,168 of these proceeds to fund its operations (which includes a $1,388,000 escrow deposit for the payment of liabilities assumed in business combinations), and a net of $489,052 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated (during February and March of
2005), net of cash acquired in the business combinations and the purchase of property and equipment.. In addition, the Company repaid an aggregate of $499,317 of certain obligations due to certain officer/stockholders. Subsequent to June 30, 2005 the Company raised approximately $750,000 in additional gross funds in four capital financing transactions. Net proceeds from these transaction amounted to $744,000 that were used principally to fund operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2005, our cash balance was $317,625 and we had a working capital deficit of $20,245,674. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY, LACK OF REVENUES AND LACK OF PRODUCT OFFERINGS.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. Combined Professional Services was incorporated in Nevada in 1995 and Patron was incorporated in Delaware in 2002. We have not had significant business operations since inception. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We generated no revenue from operations through December 31, 2004 and relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $47 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As of August 10, 2005, the executive officers, directors and entities affiliated with any of them together beneficially own approximately 19.0% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of August 19, 2005, there are 55,796,712 shares of common stock outstanding, of which all but 45,367,462 shares are held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

We have identified deficiencies in our system of internal controls, which are considered to be material weaknesses. These material weaknesses have led us to conclude that we currently have an inadequate structure with respect to our financial reporting systems. Until March of 2005, we had no central corporate accounting department. Each of our subsidiaries separately maintained its own books and records and independently controlled its cash disbursements and cash receipts. The decentralized nature of our accounting system limits the effectiveness of our internal control procedures and our ability to detect potential misstatements and incorrect accounting and financial reporting. The subsidiary accounting departments do not have the sophistication to critically evaluate and implement new accounting pronouncements, and stock based transactions for options, warrants and common stock. At times these transactions were not recorded properly and required additional procedures and review and we were required to record adjustments proposed by our independent registered public accounting firm.

Certain of the material weaknesses we identified relate to our limited segregation of duties. Segregation of duties within our company is limited due to the fact that we have not had (until recently) any full-time employees since February 10, 2004 and, until the completion of business combinations during the quarter ended March 31, 2005, our Company's affairs have been managed by our non-executive Chairman and Sole Director Robert E, Yaw, II. In addition, our financial records up until that time were maintained by a former employee who had been providing these services to us on a consulting basis. This condition constituted a material weakness in our financial reporting system and a system of internal controls that has affected our ability to timely close our books on a quarterly and annual basis.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13(a)-15 or 15(d)-15 that occurred during the six months ended June 30, 2005 or the four quarters ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered equity securities have been issued by us during the period from April 1, 2005 to June 30, 2005:

              TITLE AND AMOUNT OF
               SECURITIES GRANTED/         NAME OF         NAME OR CLASS OF
DATE OF          EXERCISE PRICE           PRINCIPAL      PERSONS WHO RECEIVED    CONSIDERATION
 GRANT           IF APPLICABLE           UNDERWRITER          SECURITIES           RECEIVED
--------     ----------------------      -----------     --------------------    -------------
 April        890,500/COMMON STOCK           NONE          THEO VERMALEAN/         $0.00(1)
  2005                                                     FIBA CONSULTANTS


 April       1,000,000/COMMON STOCK          NONE           FRANK MAZZOLA          $0.00(2)
 2005

1.       On April 29, 2005, we agreed to issue 890,500 shares of common stock to
         Theo   Vermalean/FIBA   Consultants  for  the  pledging  of  shares  in
         connection with a collateralized financing arrangement.

2. On April 20, 2005, we agreed to issue 1,000,000 shares of common stock to Frank Mazzola in lieu of cash in payment for consulting services. These shares were previously in Common Stock to be Issued.

The following unregistered derivative securities (options and warrants) have been issued by us during the period from April 1, 2005 to June 30, 2005:


              TITLE AND AMOUNT OF
               SECURITIES GRANTED/         NAME OF         NAME OR CLASS OF
DATE OF          EXERCISE PRICE           PRINCIPAL      PERSONS WHO RECEIVED    CONSIDERATION
 GRANT           IF APPLICABLE           UNDERWRITER          SECURITIES           RECEIVED
--------     ----------------------      -----------     --------------------    -------------
  June        1,271,500/Common Stock         None        7 Accredited Investors    $0.00(1)
  2005          Purchase Warrants                          in Interim Bridge
                                                            Financing II

  June         152,580/Common Stock          None        Laidlaw & Company (UK)    $0.00(2)
  2005          Purchase Warrants                                Ltd.

  June        1,750,000/Common Stock         None           33 Accredited          $0.00(3)
  2005          Purchase Warrants                        Investors in Interim
                                                            Bridge Financing I

1. Beginning on June 6, 2005, we agreed to issue warrants to purchase up to 1,271,500 shares of our common stock to 7 accredited investors who invested in our Interim Bridge Financing II. The warrants have a term of 5 years and an exercise price of $0.60 per share.

2. On June 30, 2005, we issued warrants to purchase up to 152,580 shares of our common stock to Laidlaw & Company (UK) Ltd. In connection with services rendered to us as the placement agent for Interim Bridge Financing II. The warrants have a term of 5 years and an exercise price of $0.60 per share.

3. On June 29, 2005, we issued warrants to purchase up to 1,750,000 shares of our common stock to 33 accredited investors who invested in our Interim Bridge Financing I. The warrants have a term of 5 years and an exercise price of $0.70 per share.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

        EXHIBIT
        NUMBER                        DESCRIPTION OF EXHIBIT
        -------     ------------------------------------------------------------

          10.1      Option  Agreement,   dated  July  1,  2005,  between  Patron
                    Systems, Inc. and Robert Cross.

          10.2 Employment Agreement, dated July 1, 2005, between Patron Systems, Inc. and Robert Cross.

          10.3 Form of Subscription Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing II.

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


Date: August 22, 2005              PATRON SYSTEMS, INC.
                                   --------------------
                                   (Registrant)


                                              /s/ Robert Cross
                                   --------------------------------------------
                                   By:        Robert Cross
                                   Its:       Chief Executive Officer and
                                              Acting Chief Financial Officer