Form 10QSB
period 2005-09-30
PATRON SYSTEMS INC
filed 2005-11-21
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____



                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   74-3055158
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     500 N. MICHIGAN AVE, SUITE 300
              CHICAGO, IL                                    60611
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (312) 396-4031
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,427,299 shares of common stock outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|

                              PATRON SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1. FINANCIAL STATEMENTS...................................................3

Condensed Consolidated Balance Sheet at September 30, 2005 (unaudited).........3
Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2005 and
         2004 (unaudited)......................................................4
Condensed Consolidated Statement of Stockholders' (Deficiency)
         Equity for the Nine Months Ended September 30, 2005 (unaudited).......5
Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004 (unaudited).............6
Notes to Condensed Consolidated Financial Statements (unaudited)...............7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................32

ITEM 3. CONTROLS AND PROCEDURES...............................................44


PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS.....................................................47

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........47

ITEM 6. EXHIBITS..............................................................48


SIGNATURES....................................................................49

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   SEPTEMBER 30,
                                                                       2005
                                                                   ------------
ASSETS
Current Assets:
  Cash ......................................................      $     80,233
  Restricted cash ...........................................           517,003
  Accounts receivable, net ..................................           174,110
  Other current assets ......................................           186,447
                                                                   ------------
     Total current assets ...................................           957,793

Property and equipment, net .................................           160,012
Deferred financing costs ....................................             3,000
Intangible assets, net ......................................         2,851,064
Goodwill ....................................................        22,413,300
                                                                   ------------
     Total assets ...........................................      $ 26,385,169
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable ..........................................      $  1,505,808
  Accrued payroll and related expenses ......................         1,095,191
  Accrued interest ..........................................           999,880
  Consulting agreement payable ..............................           100,000
  Demand notes payable ......................................         1,007,556
  Bridge notes payable ......................................         9,443,013
  Acquisition notes payable .................................         4,500,000
  Notes payable (to creditors of acquired business,
    including $1,655,548 to related parties) ................         2,588,000
  Expense reimbursements due to officers and
    stockholders ............................................           243,340
  Notes payable to officers and stockholders ................           284,212
  Other current liabilities .................................           977,555
  Amounts due under settlement with former officer ..........           982,123
  Deferred revenue ..........................................           265,018
                                                                   ------------
     Total current liabilities ..............................        23,991,696

Note payable - stock repurchase obligation due to
   former officer ...........................................         1,738,667
                                                                   ------------
     Total liabilities ......................................        25,730,363
                                                                   ------------

Common stock subject to put right (2,000,000 shares) ........         1,000,000
                                                                   ------------

Stockholders' Deficiency
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized, none issued
    and outstanding .........................................              --
  Common stock, par value $0.01 per share,
    150,000,000 shares authorized, 50,219,867
    shares issued and outstanding as of September
    30, 2005 (net of 2,000,000 shares subject to
    put right) ..............................................           502,199
  Additional paid-in capital ................................        56,996,739
  Common stock to be issued (8,409,080 shares) ..............         3,558,016
  Common stock repurchase obligation ........................        (1,300,000)
  Deferred compensation .....................................          (250,250)
  Accumulated deficit .......................................       (59,851,898)
                                                                   ------------
     Total stockholders' deficiency .........................          (345,194)
                                                                   ------------
     Total liabilities and stockholders' deficiency .........      $ 26,385,169
                                                                   ============

See notes to condensed consolidated financial statements.

                             PATRON SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)

                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
                                                          (Development                     (Development
                                                              Stage)                           Stage)
Revenue ................................   $    339,212    $       --      $    152,941    $       --
                                           ------------    ------------    ------------    ------------

Cost of Sales
  Cost of products/services ............        203,934            --           116,757            --
  Amortization of technology ...........        272,792            --           133,124            --
                                           ------------    ------------    ------------    ------------
    Total cost of sales ................        476,726            --           249,881            --
                                           ------------    ------------    ------------    ------------
  Gross loss ...........................       (137,514)           --           (96,940)           --
                                           ------------    ------------    ------------    ------------

Operating Expenses
  Salaries and related expenses ........      3,314,154         620,233       1,399,189         479,745
  Consulting expense ...................      1,239,083         477,817         286,208         318,692
  Professional fees ....................        986,405         283,489         279,272         146,701
  General and administrative ...........        888,608         414,192         545,540          89,013
  Amortization of intangibles ..........         69,691            --            30,814            --
  Stock based penalties under
     accomodation agreements ...........        823,747       1,040,400         134,645         445,200
  Assessment fee .......................        370,000            --              --              --
  Loss on collateralized financing
     arrangement .......................        366,193            --              --              --
  Change in intrinsic value of common
     stock put right ...................       (300,000)           --          (300,000)
  Loss/(gain) associated with settlement
     agreements ........................       (343,571)        438,667          45,532            --
                                           ------------    ------------    ------------    ------------
     Total operating expenses ..........      7,414,310       3,274,798       2,421,200       1,479,351

Loss from operations ...................     (7,551,824)     (3,274,798)     (2,518,140)     (1,479,351)

Other Income (Expense)
  Interest income ......................         19,250          57,750            --            19,250
  Loss on sale of property and equipment           (544)           --              (544)           --
  Interest expense .....................    (12,376,904)        (99,263)    (10,159,038)        (33,087)
                                           ------------    ------------    ------------    ------------
Total Other Expense ....................    (12,358,198)        (41,513)    (10,159,582)        (13,837)
                                           ------------    ------------    ------------    ------------

Loss before income taxes ...............    (19,910,022)     (3,316,311)    (12,677,722)     (1,493,188)

  Income taxes .........................           --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss ...............................   $(19,910,022)     (3,316,311)   $(12,677,722)     (1,493,188)
                                           ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted .   $      (0.35)   $      (0.09)   $      (0.21)   $      (0.04)
                                           ============    ============    ============    ============

Weighted Average Number of Shares
   Outstanding
   - Basic and diluted .................     57,284,490      38,610,646      61,499,103      39,010,560
                                           ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                     PATRON SYSTEMS, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                        ADDITIONAL       SHARES OF       VALUE OF      COMMON STOCK
                                           SHARES OF     PAR VALUE       PAID IN       COMMON STOCK    COMMON STOCK     REPURCHASE
                                         COMMON STOCK   COMMON STOCK     CAPITAL       TO BE ISSUED    TO BE ISSUED     OBLIGATION
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance, January 1, 2005
  (development stage) ................     37,006,212   $    370,062   $ 28,973,711       5,951,648    $  4,671,400    $ (1,300,000)

Common stock issued in purchase
  business combinations
  Complete Security Solutions, Inc. ..           --             --        6,300,000       7,500,000          75,000            --
  LucidLine, Inc. ....................           --             --        3,696,000       4,400,000          44,000            --
  Entelagent Software Corporation ....           --             --        2,520,000       3,000,000          30,000            --
Amortization of deferred stock-based
  compensation .......................           --             --             --              --              --              --
Issuance of warrants and bridge
  notes to investors 1/1/05
  through 3/31/05 ....................           --             --        1,043,860            --              --              --
Issuance of warrants issued as
  purchase consideration .............           --             --        1,912,500            --              --              --
Issuance of warrants to
  transaction advisors ...............           --             --          255,000            --              --              --
Issuance of warrants to placement
  agent - Interim Bridge Financing I .           --             --          297,500            --              --              --
Common stock to be issued under
  accommodation agreement as a penalty           --             --             --         1,350,000         745,501            --
Common stock issued under
  collateralized financing arrangement        890,500          8,905        397,300            --              --              --
Common stock to be issued under
  collateralized financing
  arrangement as a penalty ...........           --             --             --           130,587          78,247            --
Common stock issued in lieu of cash ..      1,000,000         10,000        939,000      (1,000,000)       (949,000)           --
Common stock issued in purchase
  business combinations ..............     11,323,155        113,232           --       (11,323,155)       (113,232)           --
Recission of common stock to be
  issued under consulting agreement
  payable ............................           --             --             --          (100,000)        (78,900)           --
Issuance of warrants to Bridge
  Note II investors ..................           --             --          532,723            --              --              --
Issuance of warrants to placement
  agent - Interim Bridge Financing II            --             --           80,867            --              --              --
Issuance of warrants in connection
  with bridge loan extension -
  extension warrants .................           --             --          822,500            --              --              --
Issuance of stock options to Chief
  Executive Officer ..................           --             --           30,000            --              --              --
Issuance of warrants to Bridge Note
  III investors ......................           --             --          550,778            --              --              --
Adjustment to shares issuable under
  compensation arrangement ...........           --             --          945,000      (1,500,000)       (945,000)           --
Reduction of intrinsic value of
  put right ..........................           --             --         (300,000)           --              --              --
Conversion option in connection with
  Interim Bridge Financing I .........           --             --        3,500,000            --              --              --
Conversion option in connection with
  Subordinated Notes .................           --             --        4,500,000            --              --              --
Net Loss .............................           --             --             --              --              --              --
                                         ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2005 ..........     50,219,867   $    502,199   $ 56,996,739       8,409,080    $  3,558,016    $ (1,300,000)
                                         ============   ============   ============    ============    ============    ============


                                           DEFERRED      ACCUMULATED
                                         COMPENSATION       DEFICIT          TOTAL
                                         ------------    ------------    ------------
Balance, January 1, 2005
  (development stage) ................   $ (1,475,333)   $(39,941,876)   $ (8,702,036)

Common stock issued in purchase
  business combinations
  Complete Security Solutions, Inc. ..           --              --         6,375,000
  LucidLine, Inc. ....................           --              --         3,740,000
  Entelagent Software Corporation ....           --              --         2,550,000
Amortization of deferred stock-based
  compensation .......................      1,239,083            --         1,239,083
Issuance of warrants and bridge
  notes to investors 1/1/05
  through 3/31/05 ....................           --              --         1,043,860
Issuance of warrants issued as
  purchase consideration .............           --              --         1,912,500
Issuance of warrants to
  transaction advisors ...............           --              --           255,000
Issuance of warrants to placement
  agent - Interim Bridge Financing I .           --              --           297,500
Common stock to be issued under
  accommodation agreement as a penalty           --              --           745,501
Common stock issued under
  collateralized financing arrangement           --              --           406,205
Common stock to be issued under
  collateralized financing
  arrangement as a penalty ...........           --              --            78,247
Common stock issued in lieu of cash ..           --              --              --
Common stock issued in purchase
  business combinations ..............           --              --              --
Recission of common stock to be
  issued under consulting agreement
  payable ............................           --              --           (78,900)
Issuance of warrants to Bridge
  Note II investors ..................           --              --           532,723
Issuance of warrants to placement
  agent - Interim Bridge Financing II            --              --            80,867
Issuance of warrants in connection
  with bridge loan extension -
  extension warrants .................           --              --           822,500
Issuance of stock options to Chief
  Executive Officer ..................        (14,000)           --            16,000
Issuance of warrants to Bridge Note
  III investors ......................           --              --           550,778
Adjustment to shares issuable under
  compensation arrangement ...........           --              --              --
Reduction of intrinsic value of
  put right ..........................           --              --          (300,000)
Conversion option in connection with
  Interim Bridge Financing I .........           --              --         3,500,000
Conversion option in connection with
  Subordinated Notes .................           --              --         4,500,000
Net Loss .............................           --       (19,910,022)    (19,910,022)
                                         ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2005 ..........   $   (250,250)   $(59,851,898)   $   (345,194)
                                         ============    ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              SEPTEMBER 30,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Cash Flows from Operating Activities
  Net loss ........................................................   $(19,910,022)   $ (3,316,311)
                                                                      ============    ============
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ................................        382,872            --
     Amortization of deferred compensation ........................      1,239,083            --
     Accretion related to warrants issued for notes payable .......      1,927,374            --
     Amortization of deferred financing costs .....................      1,825,606            --
     Common stock issued in lieu of cash for services .............           --           477,817
     Stock based penalty on accomodation agreement ................        823,747       1,040,400
     Stock options issued to chief executive officer ..............         16,000            --
     Penalty warrants issued to bridge note holders ...............      8,000,000            --
     Reduction in intrinsic value of put right ....................       (300,000)           --
     Gain on settlement of consulting agreement payable ...........       (228,900)           --
     Loss on collateralized financing arrangement .................        366,194            --
     Gain on legal settlement .....................................       (389,103)           --
     Loss associated with settlement agreement ....................           --           438,667
     Non-cash increase in notes payable to former officer .........         17,399            --
     Non-cash interest income .....................................        (19,250)        (57,750)
     Changes in assets and liabilities:
       Restriced cash escrowed to settle liabilities assumed ......       (517,003)           --
         Prepaid expenses .........................................         51,487         (27,359)
         Accounts receivable ......................................        (38,465)           --
         Other current assets .....................................        (93,858)           --
         Accounts payable .........................................       (284,594)         (6,311)
         Accrued interest .........................................         12,202          99,263
         Deferred revenue .........................................         65,267            --
         Expense reimbursements due to officers and shareholders ..        (30,521)           --
         Accrued payroll and payroll related expenses .............     (1,043,209)        179,653
         Other current liabilities ................................        399,155            --
         Consulting agreements payable ............................        (50,000)        300,000
         Loss on sale of property and equipment ...................            544            --
         Other accrued expenses ...................................         (3,413)           --
                                                                      ------------    ------------
     Total adjustments ............................................     12,128,614       2,444,380
                                                                      ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES .............................     (7,781,408)       (871,931)
                                                                      ============    ============

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances to prospective acquiree businesses .....................           --           (20,000)
  Cash payments in purchase business combinations .................       (857,633)           --
  Cash acquired in purchase business combinations .................        416,397            --
  Acquisition of intellectual property ............................        (92,547)           --
  Proceeds from sale of property and equipment ....................          1,500            --
  Purchase of fixed assets ........................................        (67,445)           --
                                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES .............................       (599,728)        (20,000)
                                                                      ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses financed by (repaid to) officers and stockholders ......       (273,223)        151,842
  Advances from stockholders ......................................           --            (8,169)
  Advances from prospective acquiree business .....................           --           135,500
  Deferred financing costs ........................................       (621,739)           --
  Repayments of amounts due under settlement with former officer ..       (200,000)           --
  Proceeds from issuance of bridge notes ..........................      7,100,000            --
  Proceeds from issuance of common stock ..........................           --           700,000
  Proceeds from issuance of notes .................................      2,543,000          41,134
  Deferred financing charges ......................................         (6,000)           --
  Repayments of advances from shareholders ........................       (126,570)           --
                                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........................      8,415,468       1,020,307
                                                                      ============    ============

NET INCREASE IN CASH ..............................................         34,332         128,376

CASH, beginning of period .........................................         45,901          22,957
                                                                      ============    ============
CASH, end of period ...............................................   $     80,233    $    151,333
                                                                      ============    ============

Supplemental Disclosures of Cash Flow Information:
  Issuance of note under stock repurchase obligation ..............   $  1,300,000    $       --
  Obligation to repurchase 2,000,000 shares of common stock subject
     to put right .................................................      1,000,000            --
Cash paid during the period for:
  Interest ........................................................        527,231         301,370
Supplemental non-cash investing and financial activity:
Acquisition of businesses:
    Current tangible assets acquired ..............................        300,911            --
    Non-current tangible assets acquired ..........................      2,809,689            --
    Current liabilities assumed with acquisitions .................     (8,403,374)           --
    Non-current liabilities assumed with acquisitions .............       (447,790)           --
    Intangible assets acquired ....................................      3,101,000            --
    Goodwill recognized on purchase business combinations .........     22,413,300            --
      Non-cash consideration ......................................    (19,332,500)           --
      Cash acquired in purchase business combinations .............        416,397            --
                                                                      ------------    ------------
      Cash paid to acquire businesses .............................        857,633            --
                                                                      ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE A - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. (the "Company," "Patron," "us," or "we") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

This form 10QSB should be read in conjunction with the Company's 10KSB for the year ended December 31, 2004.


NOTE B - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc., ("Systems") is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions.

Pursuant to an Amended and Restated Share Exchange Agreement dated October 11, 2002, Combined Professional Services ("CPS"), Systems and the stockholders of
Systems consummated a share exchange ("Share Exchange"). As a result of the Share Exchange, the former stockholders of Systems became the majority stockholders of CPS. Accordingly, Systems became the accounting acquirer of CPS and the exchange was accounted for as a reverse merger and recapitalization of Systems. CPS subsequently changed its name to Patron Systems, Inc. (the "Company" or "Patron").

DEVELOPMENT STAGE OPERATIONS

In accordance with Statement of Financial Accounting Standard ("SFAS") No.7, the Company was considered to be a development stage enterprise through December 31, 2004, as its activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments. As described in Note E, the Company consummated acquisitions of three businesses that have developed technologies, customer bases and are generating revenue. Accordingly, the Company is no longer considered to be a development stage enterprise effective for the nine months ended September 30, 2005.


NOTE C - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $19,910,022 for the nine months ended September 30, 2005, which includes an aggregate of $13,661,022 net of non-cash charges including the fair value of common stock of the Company issued as penalties under certain registration rights agreements, the fair value of common stock warrants issued as penalties to bridge note and subordinated note holders, the conversion option cost for bridge note and subordinated note holders, non-cash interest expense and the amortization of deferred compensation under a stock based compensation arrangement. The Company used net cash flows in its operating activities of $7,781,408 during the nine months ended September 30, 2005. The Company's working capital deficiency at September 30, 2005 amounted to $23,033,903 and the Company is continuing to experience shortages in working capital. The Company is also involved in substantial litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note Q). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note E is critical to the realization of its business plan. The Company raised $9,643,000 of gross proceeds ($9,015,261 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2005. The Company used $7,781,408 of these proceeds to fund its operations (which includes a $1,388,000 escrow deposit for the payment of liabilities assumed in business combinations), and a net of $599,728 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated during February and March of 2005, (net of cash acquired) and the purchase of property and equipment. In addition, the Company repaid an aggregate of $668,093 of certain obligations due to certain officers/stockholders, $339,256 of which was a reduction of the funds held in the restricted cash escrow account established in connection with the Entelagent Merger (Note E).

On September 23, 2005, the Company offered its creditors and claimants a proposed agreement to issue common stock for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note S). The Company is currently unable to determine whether any of its creditors will accept the Company's proposal. The Company is currently unable to provide assurance that any of its creditors will accept this proposal or that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

Subsequent to September 30, 2005 the Company raised approximately $820,000 in additional gross funds in three capital financing transactions consummated with a related party that were used principally to fund operations (Note T).

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


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, IDK Enterprises, Inc. and LucidLine, Inc. All significant inter-company transactions have been eliminated.

CASH

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash.

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

GOODWILL

Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (September 30th for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note E amounting to $22,413,300. The Company has determined that no impairment charges are necessary during the nine months ended September 30, 2005.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company has determined that no impairment charges are necessary during the nine months ended September 30, 2005.

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

The following table summarizes the proforma operating results of the Company, had compensation expense for stock options granted to employees been determined in accordance with the fair market value based method prescribed by SFAS No.
123. The Company has presented the following disclosures in accordance with SFAS No. 148.

                                                NINE MONTHS ENDED              THREE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                          ----------------------------    ----------------------------
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
Net Loss, as reported .................   $(19,910,022)   $ (3,316,311)   $(12,677,722)   $ (1,493,188)
  (+) Stock-based compensation cost
  reflected in the financial statements           --              --              --              --
  (-) Stock-based employee compensation
  expense under the fair value method.         375,000         613,333         225,000         204,444
                                          ------------    ------------    ------------    ------------
Proforma Net Loss .....................   $(20,285,022)   $ (3,929,644)   $(12,902,722)   $ (1,697,632)
                                          ============    ============    ============    ============
Net Loss per Share-
  Basic and Diluted, as reported ......   $      (0.35)   $      (0.09)   $      (0.21)   $      (0.04)
                                          ============    ============    ============    ============
  Basic and Diluted, proforma .........   $      (0.35)   $      (0.10)   $      (0.21)   $      (0.04)
                                          ============    ============    ============    ============

Weighted Average Number of Shares
Outstanding:
  Basic and Diluted ...................     57,284,490      38,610,646      61,499,103      39,010,560
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

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards. The Company records valuation allowances for deferred tax assets when circumstances indicate it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

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

Net loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                                           SEPTEMBER 30,
                                                 -------------------------------
                                                    2005                 2004
                                                 ----------           ----------
Options ..............................           11,190,000            3,925,000
Warrants .............................            9,639,080               15,000
Convertible Notes ....................           30,720,000              120,462
                                                 ----------           ----------
                                                 51,549,080            4,060,462
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first reporting period of the fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

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

In connection with the CSSI merger, the Company issued 7,500,000 shares of common stock in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 (the "Subordinated Notes") and warrants to purchase 2,250,000 shares of common stock ("Purchase Warrants") in exchange for the outstanding shares of the preferred stock of CSSI. The Purchase Warrants have a term of 5 years and an exercise price of $0.70 per share. The Subordinated Notes and Purchase Warrants were issued to Apex Investment Fund V, L.P. ("Apex"), The Northwestern Mutual Life Insurance Company ("Northwestern"), and Advanced Equities Venture Partners I, L.P ("Advanced Equities").

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

The Company did not redeem the Subordinated Notes on August 24, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $4,500,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 00-27"). The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

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

MERGER WITH ENTELAGENT SOFTWARE CORP.

On November 24, 2002, the Company, ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron ("Entelagent Mergerco"), and Entelagent Software Corp., a California corporation ("Entelagent"), entered into an Agreement and Plan of Merger, (the "Entelagent Merger Agreement") whereby Entelagent Mergerco would be merged with and into Entelagent with Entelagent surviving as a wholly-owned subsidiary of the Company (the "Entelagent Merger"). The Company, Entelagent Mergerco and Entelagent also concurrently entered into a Supplemental Agreement (the "Entelagent Supplemental Agreement").

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

In connection with the Entelagent Merger, the Company issued 3,000,000 shares of the Company's common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. The Company has agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as the Company next files a registration statement with the SEC on a best efforts basis. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, the Company also agreed to (i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) pay $1,388,000 in outstanding liabilities of Entelagent from the net proceeds of the Interim Bridge Financing I completed on February 28, 2005. Accordingly, the Company placed $1,388,000 of the proceeds it received from the Interim Bridge Financing I financing transaction in an escrow account to be specifically used for the payment of such liabilities. The non-disbursed funds as of September 30, 2005 are presented as restricted cash in the accompanying balance sheet.

Subsequent to the date of the acquisition, the Company modified its purchase price allocation to offset approximately $52,000 of previously existing advances against the note, which reduced the aggregate balance of the note to $2,588,000.

BUSINESS COMBINATION ACCOUNTING

The Company accounted for its acquisitions of CSSI, LucidLine and Entelagent using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each business combination is included in the Company consolidated results of operations for the quarter ended September 30, 2005.

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

The Company assumed $476,594 of payroll and sales tax liabilities in its acquisition of Entelagent that were in arrears at the date the transaction was consummated (Note M). These liabilities have been estimated at their fair value in the preliminary purchase price allocation. The settlement of these amounts is in negotiation and could change, as the outcome of any proposed settlement is unknown at the date of acquisition.

                                     CSSI         LUCIDLINE       ENTELAGENT         TOTAL
                                 ------------    ------------    ------------    ------------
Fair value of tangible assets:
 Cash ........................   $    399,636    $      9,563    $      7,198    $    416,397
 Accounts receivable .........         27,791          22,936          84,918         135,645
 Employee receivables ........        111,773           2,000          27,500         141,273
 Other current assets ........         45,177             326           5,990          51,493
                                 ------------    ------------    ------------    ------------
   Total current assets ......        584,377          34,825         125,606         744,808
 Property and Equipment ......         62,000          61,000          12,000         135,000
 Other assets ................           --              --              --              --
 Advances to prospective
    affiliates ...............      2,674,689            --              --         2,674,689
                                 ------------    ------------    ------------    ------------
   Total tangible assets .....      3,321,066          95,825         137,606       3,554,497

Liabilities assumed:
 Accounts payable ............       (128,854)        (32,473)       (345,769)       (507,096)
 Advances from prospective
    affiliate ................           --          (829,032)     (2,363,359)     (3,192,391)
 Accrued expenses and other
    current liabilities ......       (391,141)           --        (4,340,246)     (4,731,387)
                                 ------------    ------------    ------------    ------------
   Total current liabilities .       (519,995)       (861,505)     (7,049,374)     (8,430,874)
 Long term liabilities .......           --          (102,460)       (345,330)       (447,790)
                                 ------------    ------------    ------------    ------------
   Total liabilities assumed .       (519,995)       (963,965)     (7,394,704)     (8,878,664)
                                 ------------    ------------    ------------    ------------
Net tangible assets acquired .      2,801,071        (868,140)     (7,257,098)     (5,324,167)

Value of excess allocated to:
 Developed technology ........        670,000            --         1,900,000       2,570,000
 Customer relationships ......        180,000            --              --           180,000
 Trademarks and tradenames ...         55,000            --           106,000         161,000
 In-process research and
    development ..............        190,000            --              --           190,000
 Goodwill ....................      9,289,557       4,962,751       8,160,992      22,413,300
                                 ------------    ------------    ------------    ------------
Purchase Price ...............   $ 13,185,628    $  4,094,611    $  2,909,894    $ 20,190,133
                                 ============    ============    ============    ============

The purchase price allocation is preliminary, based on management's estimates and a valuation study performed by an independent outside appraisal firm that has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses' products and services. The Company made certain adjustments during the nine months ended September 30, 2005 to its original purchase price allocation as a result of having negotiated settlements of certain liabilities that it assumed in its business combination with Entelagent and reevaluating the carrying amounts of certain accounts receivable balances recorded in purchase accounting. These changes resulted in a net decrease of $110,663 to the Company's previous determination of goodwill. In addition, the Company reduced both other current assets and current liabilities by $27,500 to offset a prepayment of a liability that occurred prior to the acquisition. The Company's final determination of the purchase price allocation could result in additional changes to the amounts reflected in its preliminary estimate. The Company is in the process of finalizing the information required to file its Form 8-K with the SEC and will do so as soon as practicable.

The Company, as of September 30, 2005, evaluated the carrying amounts of its goodwill and other intangible assets it recorded in its business combinations with Entelagent, LucidLine and CSSI. The Company made its evaluation to determine whether conditions exist that would indicate that reductions in the carrying amounts of these assets would be required. The Company concluded, based upon (a) its hiring of a full-time sales staff and (b) recent marketing initiatives it has undertaken as part of its plan to integrate the acquired business, that demand for its products is significant. Accordingly, the Company believes there are currently no conditions that would indicate that carrying amounts of its goodwill and amortizable intangible assets is impaired.

The Company has established December 31, as the date to perform its annual evaluation of goodwill and intangible assets in accordance with SFAS 142 and SFAS 144, which valuation will be formally conducted by an outside specialist. The Company intends to continue monitoring the carrying amounts of these assets to determine whether circumstances change and, if necessary, record impairment charges if required.

PROFORMA FINANCIAL INFORMATION

The unaudited financial information in the table below summarizes the combined results of operations of the Company and CSSI, LucidLine and Entelagent, on a proforma basis, as if the companies had been combined as of the beginning of each of the periods presented.

The unaudited proforma financial information for the nine months ended September 30, 2005 combines the historical results for Patron for the nine months ended September 30, 2005 and the historical results for CSSI and LucidLine for the period from January 1, 2005 to February 24, 2005 and the historical results for Entelagent for the period from January 1, 2005 to March 30, 2005. The unaudited proforma financial results for the nine months ended September 30, 2004 combines the historical results for Patron for this period with the historical results for CSSI, Entelagent and LucidLine for the nine months ended September 30, 2004.

                                                     2005               2004
                                                 ------------      ------------
Total revenues .............................     $    498,172      $    940,208
Net loss ...................................      (21,276,483)       (6,244,863)
Weighted average shares outstanding
   on a proforma basis .....................       60,703,538        55,610,931
Proforma net loss per share, basic
   and diluted .............................     $      (0.35)     $      (0.11)


The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these three companies had taken place at the beginning of each of the periods presented.


NOTE F - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                             SEPTEMBER 30,
                                                                 2005
                                                              ----------
Employee receivables ...................................      $   18,371
Prepaid expenses .......................................         140,055
Deposits ...............................................          28,021
                                                              ----------
  Other current assets .................................      $  186,447
                                                              ==========


NOTE G - PROPERTY AND EQUIPMENT

                                                             SEPTEMBER 30,
                                                                 2005
                                                              ----------
Computers ..............................................      $  160,197
Furniture and Fixtures .................................          39,949
                                                              ----------
    sub-total ..........................................         200,146
less: accumulated depreciation .........................         (40,134)
                                                              ----------
    Property and equipment, net ........................      $  160,012
                                                              ==========

Depreciation expense for the nine months ended September 30, 2005 was $40,389.

NOTE H - DEFERRED FINANCING COSTS

Deferred   financing  costs,  which  amount  to  $3,000  are  presented  net  of amortization and include the following:

                                                     Interim Bridge Financing
                                    --------------------------------------------------------
                                      Bridge I      Bridge II     Bridge III        Total
                                    -----------    -----------    -----------    -----------
Cash fees paid to agent and
  investor to originate loans ...   $   316,579    $   305,160    $     6,000    $   627,739

Fair value of warrants issued to:
  Placement agent ...............       297,500         80,867           --          378,367
  Investors upon the extension
    of due dates ................       822,500           --             --          822,500
                                    -----------    -----------    -----------    -----------
                                      1,436,579        386,027          6,000      1,828,606
Accumulated amortization ........    (1,436,579)      (386,027)        (3,000)    (1,825,606)
                                    -----------    -----------    -----------    -----------
Deferred financing costs, net ...   $      --      $      --      $     3,000    $     3,000
                                    ===========    ===========    ===========    ===========

The Company incurred $316,579 of cash fees and $297,500 of non-cash fees representing the fair value of 350,000 common stock purchase warrants issued to Laidlaw in its capacity as the placement agent in the $3,500,000 Interim Bridge Financing I completed in February 2005. Fees incurred in connection with the Interim Bridge 1 financing were fully amortized during the nine months ended September 30, 2005.

On June 28, 2005, the Company elected to extend the due date of the Interim Bridge Financing I notes in exchange for 1,750,000 additional common stock purchase warrants (the "Bridge I Extension Warrants") that were issued to the investors in this transaction. The aggregate fair value of the warrants, which amounted to $822,500 was recorded as a deferred financing cost and was fully amortized over the 60-day extension period, which ended on August 27, 2005.

The Company incurred cash fees of $305,160 and non-cash fees of $80,867 representing the fair value of 152,580 common stock purchase warrants issued to Laidlaw & Company (UK) Ltd. in its capacity as the placement agent in the $2,543,000 Interim Bridge Financing II (Note K). These deferred financing costs were fully amortized during the nine months ended September 30, 2005.

The Company paid $6,000 to Advanced Equities on July 29, 2005 with respect to transaction services performed in connection with the Interim Bridge Financing III completed in September 2005. The fees are being amortized over the term of the note to November 25, 2005.

The fair value of all of the aforementioned warrants was determined using the Black-Scholes option-pricing model. Aggregate amortization expense with respect to deferred financing costs amounted to $1,825,606 for the nine months ended September 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.


NOTE I - INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2005 are set forth in the following table:

                                                        NET BOOK    ESTIMATED
                             FAIR VALUE    ACCUMULATED  VALUE AT      USEFUL
                           AND ADDITIONS  AMORTIZATION  9/30/2005      LIFE
                             ----------   ----------   ----------   ----------
Developed technology .....   $2,662,547   $  272,792   $2,389,755   5 years
Customer relationships ...      180,000       26,250      153,750   4 years
Trademarks and tradenames       161,000       21,272      139,728   4 years
In-process research and
   development ...........      190,000       22,169      167,831   5 years
                             ----------   ----------   ----------
                             $3,193,547   $  342,483   $2,851,064
                             ==========   ==========   ==========

The Company classifies amortization of developed technology as a component of cost of sales.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets will result in the following additional expense by year:

                                           INTANGIBLE
                                          AMORTIZATION
                                          ------------
        October 1, 2005 to
        December 31, 2005                 $  193,186

     YEARS ENDED DECEMBER 31:
     ------------------------
               2006                          655,759
               2007                          655,759
               2008                          655,759
               2009                          584,718
               2010                          105,883
                                          -----------
                                          $2,851,064
                                          -----------


NOTE J - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from four unrelated parties. These notes are payable on demand and bear interest at the rate of 10% per annum. Interest expense on these notes amounted to $53,625 for each of the nine months ended September 30, 2005 and 2004, respectively.

Demand notes also include a note payable to Lok Technology secured by Entelagent's accounts receivable. At September 30, 2005, the balance outstanding on this note is $312,556. The note bears interest at 15% per annum. Interest on this note amounted to $25,163 for the nine months ended September 30, 2005.


NOTE K - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase up to 1,750,000 shares of the Company's common stock ("Bridge I Warrants"). The warrants have a term of 5 years and an exercise price of $0.70 per share. The aggregate fair value of the Bridge I Warrants amounts to $1,487,500. Prior to final maturity, the Bridge I Notes may be converted into securities that would be issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

In accordance with APB 14, the Company allocated $2,456,140 of the proceeds to the Bridge I Notes and $1,043,860 of proceeds to the Bridge I Warrants. The difference between the carrying amount of the Bridge I Notes and their contractual redemption amount was accreted as interest expense to June 28, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $1,043,860 for the nine months ended September 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 27, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 1,750,000 additional warrants (the "Bridge I Extension Warrants") to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $0.70 per share. The Bridge I Warrants are included in Deferred Financing Costs at their fair value, which amounts to $822,500.

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge I Notes amounted to $204,167 for the nine months ended September 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

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

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount is being accreted as interest expense to October 3, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $532,723 for the nine months ended September 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes feature a term of 5 years and an exercise price of $0.60 per share. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each note becomes convertible into 3.84 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $2,543,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

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

As described in Note T, the Company elected to extend the due dates of these notes by an additional 60 days to various dates beginning December 2, 2005.

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005,  and  continuing  through  September  30,  2005,  the
Company completed a $3,600,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 1,800,000 shares of common stock (the "Bridge III Warrants"). The warrants have a term of 5 years and an exercise price of $0.60 per share. The aggregate fair value of the Bridge III Warrants amounts to $550,778. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $3,049,222 of the proceeds to the Bridge III Notes and $550,778 of proceeds to the Bridge III Warrants. The difference between the carrying amount of the Bridge III Notes and their contractual redemption amount is being accreted as interest expense to various dates from November 1, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $350,791 for the nine months ended September 30, 2005 and is included as a component of interest expense in the accompanying statement of operations.

The Bridge III Notes have an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory Notes feature a term of 5 years and an exercise price of $0.60 per share. In addition, if the Bridge III Notes are not paid in full on or before the extended maturity date, each note becomes convertible into
3.84 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $3,600,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes. In conjunction with Bridge III Notes, Advanced Equities was paid a fee of $6,000 as described in Note H.

NOTE L - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $243,340 remains outstanding at September 30, 2005. The amounts payable to such officers and stockholders are due on demand.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders, which amount to $284,212, bear interest at 10% per annum and are due on demand. Interest expense on these notes amounted to $19,314 for the nine months ended September 30, 2005.

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

The payment due on September 30, 2005 was not made by the Company. The balance due under this arrangement is included in the liabilities that the Company has offered to settle under the proposed creditor and claimant liabilities restructuring described in Note S.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent described in Note E, include $1,655,548 payable to related parties for settlement of accrued payroll, notes payable and expense reimbursements. In addition, the Company offset $52,000 of previously existing advances made to certain of the parties to reduce the note to an aggregate carrying amount of $2,588,000. Aggregate interest expense on this note amounts to $98,962 for the nine months ended September 30, 2005.

RELATED PARTY PAYMENTS

During the nine months ended September 30, 2005, the Company made payments of $514,867 to related parties from the $1,388,000 restricted cash escrow account established in connection with the Entelagent Merger (Note E). Such payments reduced certain outstanding liabilities of Entelagent including advances from shareholders, accounts payable and payroll liabilities.

During the nine months ended September 30, 2005, the Company made a $200,000 payment to Patrick J. Allin and the Allin Dynastic Trust under the terms of the settlement agreement reached on June 6, 2005 (Note O).


NOTE M - OTHER CURRENT LIABILITIES

Other current liabilities principally consists of $476,594 of accrued payroll and sales tax liabilities, the settlement of which is being negotiated, and estimated penalties that the Company assumed in its acquisition of Entelagent (Note E). These liabilities are intended to be paid from restricted cash. Also included in this balance is $469,622 related to two judgments against the Company (Note Q).

NOTE N - DEFERRED REVENUE

Deferred revenue includes (1) $123,287 for the fair value of remaining service obligations on maintenance and support contracts and (2) $141,730 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.


NOTE O - SETTLEMENT WITH PATRICK J. ALLIN, FORMER CHIEF EXECUTIVE OFFICER

On June 6, 2005, the Company entered into a settlement of certain employment and indemnification related claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and a former member of the Company's Board of Directors, against the Company during the year ended December 31, 2004. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Mr. Allin and The Allin Dynastic Trust, the Company agreed to pay to Mr. Allin, in settlement of Mr. Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000) payable as follows: (i) $200,000 that was paid upon execution of the Settlement Agreement and Mutual Release and
(ii) Nine Hundred Fifty Thousand Dollars ($950,000) payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release featured a provision to terminate on August 15, 2005 if the Company did not consummate a follow-on-financing by such date. As described herein, the Company and Mr. Allin agreed to extend the termination date for an additional 120 days to December 13, 2005. The Company accrued an aggregate of $927,167 in amounts repayable to Mr. Allin up through the date of his termination in February 2004. The difference between the amounts accrued and the cash settlement, which difference amounts to $216,507, was recorded in general and administrative expense in the quarter ended March 31, 2004. The remaining amounts payable to Mr. Allin under this provision of the settlement are presented net of the $200,000 payment made to him upon the execution of the agreement and includes $46,845 of interest accrued during the nine months ended September 30, 2005.

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

For the Initial Shares the Company recorded a $1,738,667 note payable to Mr. Allin with a corresponding increase of $1,600,000 in stockholders' deficiency and a $138,667 charge to operations for interest payable through June 6, 2006. For the Remainder Shares, the Company recorded a $1,000,000 put right as temporary equity with a corresponding $300,000 charge to operations for the intrinsic value of the put right on June 6, 2005 (fair value of common stock of $.65 per share less the minimum conversion price of $50. per share) and a $700,000 net increase in stockholders' deficiency. The aggregate charge of $438,667 for the interest and the intrinsic value of the conversion option embedded in the remainder shares is presented as a litigation loss in the statement of operations for the six months ended June 30, 2004. Common stock outstanding in the accompanying balance sheet is presented net of the 2 million Initial Shares that are subject to the repurchase obligation.

As of September 30, 2005, the Company's fair value of its common stock was $0.14 per share, which resulted in a reduction of the charge for the intrinsic value of the put right granted on June 6, 2005 to $0. Such reduction is presented as a change in the intrinsic value of put right in the accompanying statement of operations for the nine months ended September 30, 2005.

On August 15, 2005, the Company and Patrick J. Allin ("Allin") and the Allin Dynastic Trust ("Allin Trust") entered into an agreement to provide the Company with up to an additional 120 days to arrange the follow-on-financing described under the terms of the original settlement. Under the terms of the time extension, 1) the Company agrees that the 6 month lockup period for the Allin and Allin Trust shares shall begin August 15, 2005; 2) the Company will pay Allin a penalty of $500 per day for each day after August 15 that the $950,000 remains unpaid; 3) the Company will also pay the Allin Trust a $100 per day penalty for each day after August 31 that the interest on the promissory note to purchase the Allin Trust shares remains unpaid provided that $8,000 of this interest is paid by September 15, 2005. If the September 15th amount is not paid, the Company will pay a $250 per day penalty commencing August 31, 2005 with all overdue interest and penalties to be paid out of the follow-on-financing. If the promissory note interest of $16,000 due on November 30, 2005 is not paid by that date, an additional $250 per day penalty will be paid; 4) the Company shall pay Allin a $100 per day penalty for each day after August 31 that the interest on the promissory note to purchase the Allin shares remains unpaid provided that $8,000 of this interest is paid by September 15, 2005. If the September 15th amount is not paid, the Company will pay a $250 per day penalty commencing August 31, 2005 with all overdue interest and penalties to be paid out of the follow-on-financing. If the promissory note interest of $16,000 due on November 30, 2005 is not paid by that date, an additional $250 per day penalty will be paid; and 5) At the end of the 120 day extension period, if the Company has not completed its follow-on-financing and made all payments to Allin and the Allin Trust due and owing under the amended agreement, all payments under the amended agreement will become immediately due and owing. Allin and the Allin Trust will have the option of keeping the Initial and Remainder Shares or demanding payment of the associated notes. The Company will confess to a judgment in a court of Allin's choosing for the $950,000 and the promissory notes for purchase of the Allin Trust shares (if payment is demanded for the notes to purchase shares). Any actions that would preclude the Company making the payments under this agreement will accelerate all payments due and the Company will confess to judgment. As of September 30, 2005, the $950,000 promissory note has not be repaid, interest on the promissory note to purchase the Allin Trust shares has not been paid, nor has the September 15th amount totaling $8,000 been paid.

Additional interest and penalties under this arrangement amounted to $55,900 during the nine months ended September 30, 2005.


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

In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter, which penalty amounted to $118,500 in the three months ended September 30, 2005 and $745,501 in the nine months ended September 30, 2005.

STOCK PLEDGE ARRANGEMENT

In April 2004, a stockholder of the Company entered into a one-year stock loan financing arrangement ("Stock Financing Facility") with a third party financial institution, pursuant to which such stockholder committed to obtain financing for the Company under a credit facility collateralized by the pledge of 685,000 shares of registered stock (the "Pledged Stock") that was pledged by a second stockholder (the "Pledging Stockholder"). In connection with this arrangement, the Company executed an accommodation agreement with the Pledging Stockholder committing to issue 685,000 shares of restricted stock (the "Replacement Stock") on April 2, 2005 (the "Termination Date") in the event of a loss of the Pledged Stock, plus a premium of 205,500 shares (the "Premium Shares") for entering into the agreement. The Company also agreed to register 300,000 shares of restricted stock held by the Pledging Stockholder (the "Held Stock") within thirty days of the agreement and to use its best efforts register with the SEC, both the Replacement Stock and Premium Stock within 12 months from their date of issue.

The Company received $40,012 of funds but was unable to recover the Pledged Stock on the Termination Date. In addition, due to a delay in registering all of the shares under this arrangement, the Company entered into a secondary agreement with the Pledging Stockholder providing for: (1) the immediate issuance of the Replacement Shares and Premium Shares; (2) registration of the Replacement Shares, Premium Shares and Held Shares; (3) the retroactive accrual of a penalty from May 2, 2004 through the date the registration statement is filed payable in such number of shares that is equal to 15% of the Held Stock (prorated for each fraction of a year); and (4) the accrual of an additional penalty from April 2, 2005 through the date the registration statement is filed equal to 15% of the Replacement Stock and Premium Stock (prorated for each fraction of a year).

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (890,500 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded a $78,247 charge during the nine months ended September 30, 2005 and $17,145 during the three months ended September 30, 2005 for the fair value of 130,587 shares issuable to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under accommodation agreements in the accompanying statements of operations.

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

In April of 2005, Richard L. Linting, a former President of the Company's Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. On August 22, 2005, the Company, Mr. Linting and Mr. Yaw entered into a Settlement Agreement and Release whereby Mr. Linting agreed to release all claims against the Company and Mr. Yaw existing as of that date in consideration for (i) the payment by the Company to Mr. Linting of $100,000 in cash, (ii) the issuance by the Company of an aggregate of 422,827 shares ("Linting Shares") of the Company's common stock (equivalent to $192,809 divided by $0.456) to be transferred to Mr. Linting in such numbers and at such times as directed by Mr. Linting subsequent to the registration of the Linting Shares, (iii) the Company's agreement to register the Linting Shares through the filing of a registration statement on or before September 30, 2005, and (iv) the Company's affirmation of the validity of options previously issued to Mr. Linting and agreement to permit exercises of those options for 100,000 shares in each calendar month over a period of 3 years. The Company and Mr. Linting also agreed to the filing of a stipulation to dismiss Mr. Linting's suit with prejudice and without costs with the court retaining jurisdiction to reinstate the case and enforce the terms of the Settlement Agreement and Release in the event the Company defaulted on its obligations under the Settlement Agreement and Release, and to enter judgment, by motion, against the Company for the balance due or appropriate relief. The Company did not make the $100,000 payment required under the Settlement Agreement and Release, erroneously issued the Linting Shares to Mr. Linting, and did not file a registration statement to register the Linting Shares on or before September 30, 2005. Subsequent to September 30, 2005, Mr. Linting obtained a judgment against the Company for $100,452 in cash and 422,827 shares of the Company's common stock to be issued to Mr. Linting at his determination upon registration thereof. The Company continues to negotiate with Mr. Linting regarding the amounts owed to him.

In December of 2004, Marie Graul, the Company's former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. On August 31, 2005, the Company and Ms. Graul entered into a Settlement Agreement and Mutual Release whereby Ms. Graul agreed to release all claims against the Company arising from any act or omission occurring on or prior to that date in consideration of (i) the payment by the Company to Ms. Graul of an aggregate of $176,458 no later than September 30, 2005, $1,458 of which was payable on execution of the Settlement Agreement and Mutual Release, and (ii) the Company's affirmation of the validity of options previously issued to Ms. Graul. The Company also agreed to confess to a judgment against the Company in a court of Ms. Graul's choosing in the event of the Company's breach of the Settlement Agreement and Mutual Release. The Company did not make the payments required by the Settlement Agreement and Mutual Release. Subsequent to September 30, 2005, Ms. Graul obtained a judgment against the Company for $176,853 in cash. The Company continues to negotiate with Ms. Graul regarding the amounts owed to her.

In the event the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

SETTLEMENT WITH COOK ASSOCIATES, INC.

On June 29, 2005, the Company entered into a settlement with Cook Associates, Inc. ("Cook Associates") to settle all claims and potential claims related to the lawsuit that had been filed by Cook Associates against the Company in October 2004. Under the terms of the settlement, Cook Associates agreed to dismiss its lawsuit and associated claim for $528,081 in damages and the Company agreed to remove any and all conditions/restrictions that would prevent the 600,000 shares of Company common stock owned by Cook Associates from being freely traded. The Company had previously recorded $389,103 of payables to Cook Associates that it reversed following its execution of the settlement. The reversal was recorded as a gain and is included in loss/(gain) on settlement agreements in the accompanying statements of operations for the nine months ended September 30, 2005.

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

ROBERT CROSS, CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

On July 1, 2005, the Company entered into an employment agreement (the "Employment Agreement") with Robert W. Cross ("Mr. Cross"), the Company's Chief Executive Officer. The term of the Employment Agreement is one year with automatic one-year renewal unless Mr. Cross is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Employment Agreement. The Employment Agreement provides for a base salary of $200,000 per year with a non-recoverable draw of $100,000 (grossed up for taxes) during the first six months of the Agreement. The Employment Agreement also provides for a performance bonus determined in accordance with quarterly revenue milestones that are yet to be established by the Board of Directors. Mr. Cross is eligible to receive a bonus of up to 100% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Employment Agreement provides for the grant of 1,000,000 stock options at an exercise price of $0.65 per share with the options vesting 25% on July 1, 2005, 25% on September 30, 2005, 25% on December 31, 2005 and 25% on March 31, 2006.
The options expire on June 30, 2012.

LEASE AGREEMENT

On August 24, 2005, the Company entered into an office lease agreement for 4,876 square feet of space for its office in Boulder, Colorado. The lease commences on October 1, 2005 and has a term of fifty-four months including a six-month lease abatement. The minimum rental payments, beginning April 2006, amount to $4,063 per month. In addition, the Company was required to make a $19,995 security deposit at the inception of the lease.

The future minimum rental commitments under the terms are as follows:

            For the period of October 1, 2005 through
                December 31, 2005                              $      -

            For the year ended December 31,
                                2006                             36,567
                                2007                             48,756
                                2008                             48,756
                                2009                             48,756
                                2010                             12,189
                                                               --------
                               Total                           $195,024


NOTE R - STOCKHOLDERS' DEFICIENCY

ISSUANCE OF COMMON STOCK AS PURCHASE CONSIDERATION

On February 25, 2005 the Company committed to issue an aggregate of 11,900,000 shares of its common stock with an aggregate fair value of $10,115,000 as purchase consideration to the sellers of CSSI and LucidLine (Note E). On February 28, 2005, the Company committed to issue an additional 3,000,000 shares of its common stock with an aggregate fair value of $2,550,000 as purchase consideration to the sellers of Entelagent (Note E). The aforementioned transactions were recorded as common stock to be issued in the statement of stockholder's (deficiency). The Company issued 11,323,155 of these shares to certain of the selling stockholders during the nine months ended September 30, 2005 and the remaining shares are presented as common stock to be issued in the accompanying balance sheet at September 30, 2005.

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On February 25, 2005, the Company issued 2,250,000 common stock purchase warrants with a term of 5 years and an exercise price of $0.70 per share as a portion of purchase consideration associated with the acquisition of the preferred stock of CSSI (Note E). The aggregate fair value of these warrants amounted to $1,912,500.

On February 28, the Company issued warrants to purchase up to 1,750,000 shares of its common stock to the Bridge Notes investors described in Note K. The fair value of the warrants amounted to $1,054,860. Additionally, the Company issued 350,000 common stock purchase warrants with an aggregate fair value of $297,500 to the Placement Agent in the Interim Bridge Financing I transaction.

On February 28, the Company also issued warrants for 300,000 shares at a $0.70 per share exercise price to Laidlaw & Company and/or its designees in connection with the receipt of acquisition related services for the Entelagent, LucidLine and CSSI mergers (Note E). The aggregate fair value of these warrants amounted to $255,000.

On June 6, 2005, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at $0.60 per share exercise price to the Interim Bridge Financing II investors described in Note K. The fair value of the warrants amounted to $532,732.

On June 30, 2005 the Company issued warrants for 152,580 shares at a $0.60 per share exercise price to Laidlaw in connection with the Interim Bridge Financing II financing. The aggregate fair value of these warrants amounted to $80,867 and was accounted for as deferred financing costs.

On June 29, 2005, the Company issued warrants to purchase up to 1,750,000 shares of its common stock at $0.70 per share exercise price, as Bridge Extension Warrants, to the investors in Interim Bridge Financing I as described in Note K. The fair value of the warrants, which amounted to $822,500, was accounted for as a deferred financing cost.

On July 1, 2005, the Company issued warrants for 925,000 shares at a $0.60 per share exercise price to Apex and Northwestern in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $415,891.

On July 29, 2005, the Company issued warrants for 50,000 shares at a $0.60 per share exercise price to Advanced Equities in connection with the Interim Bridge Financing III financing. The fair value of these warrants amounted to $22,481.

On August 19, 2005, the Company issued warrants for 225,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The fair value of these warrants amounted to $55,263.

On September 30, 2005 the Company issued warrants for 600,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The fair value of these warrants amounted to $57,143.

All of the aforementioned warrants, unless otherwise noted, are reflected as an increase to additional paid-in capital in the accompanying balance sheet and statement of stockholders' deficiency at September 30, 2005.

ISSUANCE OF COMMON STOCK AS PENALTY UNDER AN ACCOMMODATION AGREEMENT

The Accommodation Agreements (Note P) provided for a penalty in the event the Company failed to register the replacement shares on or before March 31, 2003. The replacement shares were not registered on or before March 31, 2003. As a result, the Company has accrued a penalty of 450,000 shares per quarter for the five stockholders, in the aggregate. The Company recorded charges of $745,501 for the nine months ended September 30, 2005. The Company intends to include the replacement and penalty shares in a registration statement to be filed in 2005, at which time the penalty will cease to accrue. The penalty shares are presented as common stock to be issued in the accompanying balance sheet and statements of stockholders' deficiency at September 30, 2005.

STOCK ISSUED UNDER STOCK PLEDGE ARRANGEMENT

The Company issued an aggregate of 890,500 shares of common stock (Replacement Shares and Premium Shares) with an aggregate fair value of $406,205 and recorded a commitment to issue an additional 130,587 shares of stock with a fair value of $78,247 as penalties for the delays in registering the stock under the original agreement (Note P).

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

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the three months ended September 30, 2005, the Company issued stock options to employees to purchase 5,265,000 shares. These options include a grant to purchase 1,000,000 shares at $0.65 per share to the Chief Executive Officer of the Company, Mr. Robert Cross. Mr. Cross' option grant resulted in a $30,000 expense related to the intrinsic value of the options versus the market price on the date of grant. This amount is being amortized over the vesting period. For the nine months ended September 30, 2005, the Company recorded $16,000 of compensation expense related to Mr. Cross' options and recorded $14,000 to deferred compensation at September

30, 2005. The remaining options were granted at the closing sale price on the date immediately prior to the date of grant, $0.35 per share.


NOTE S - PROPOSED CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On September 23, 2005, the Company mailed a package containing a proposed arrangement to (a) restructure approximately $26,000,000 of obligations that the Company owes to a majority of its creditors, and (b) settle $2,000,000 of contingent liabilities under the legal proceedings with Sherleigh as described in Note O. The proposal was delivered to the holders of the Company's indebtedness (including certain lenders, all past-due trade creditors, and employees, consultants and other service providers with claims for fees, wages or expenses). Under the proposed arrangement, all creditors with acknowledged balances and all claimants with agreed claims would promptly be issued one share of Patron common stock for each $0.18 of such balances or claims. The Company would endeavor to register such shares under applicable securities laws promptly following the conclusion of this settlement program. There would be no cash available to pay any of the indebtedness, and there would be no preferential payments. All creditors and claimants would be treated the same on a pro rata basis.

The Company is presently in the process of contacting such creditors and claimants to explain the proposal and to solicit responses. Certain of the creditors and claimants responded subsequent to September 30, 2005 (Note T). If the requisite agreements and approvals are obtained, the Company anticipates issuing the shares following the final determination of the claims and subsequently filing a registration statement to register such shares under applicable securities laws.

The Company is currently unable to determine whether any of its creditors will accept the Company's proposal. The Company is currently unable to provide assurance that any of its creditors will accept this proposal or that the acceptance of such proposal will actually improve the Company's ability to fund the further development if its business plan or improve its operations.


NOTE T - SUBSEQUENT EVENTS

ADVANCES FROM STOCKHOLDERS

On October 17, 2005, the Company received a $360,000 advance from Apex, on October 25, 2005, the Company received an additional $75,000 advance from Apex and on October 31, 2005, the Company received an additional $385,000 advance from Apex. Apex is a current stock and warrant holder of the Company. No expenses were incurred in connection with these transactions.

These funds will be included in the Interim Bridge III Financing and will receive identical terms as described in Note K above. Under terms of the Interim Bridge III Financing, Apex will be issued a total of 217,500 common stock purchase warrants. These warrants will have a term of 5 years and an exercise price of $0.60 per share.

EXTENSION OF THE INTERIM BRIDGE II FINANCING

On October 4, 2005, the Company elected to extend the contractual maturity date of the Interim Bridge II Financing for an additional 60 days to various dates beginning December 2, 2005. Exercise of the extension provision of the Interim Bridge II Financing caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue to the holders of the notes issued in the Bridge II Financing, the 1,271,500 additional warrants (the "Bridge II Extension Warrants") to purchase 1,271,500 shares of common stock. The Bridge II Extension Warrants were equivalent to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge II Extension Warrants have a term of 5 years and an exercise price of $0.60 per share.

EXTENSION OF THE INTERIM BRIDGE III FINANCING - FIRST TWO FUNDINGS

On October 4, 2005, the Company elected to extend the contractual maturity date of the first two fundings of the Interim Bridge III Financing for an additional 60 days to December 28, 2005. Exercise of the extension provision of the Interim Bridge III Financing causes the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue to the holders of the notes issued in the Bridge III Financing, the 925,000 additional warrants (the "Bridge III Extension Warrants") to purchase 925,000 shares of common stock. The Bridge III Extension Warrants were equivalent to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge III Extension Warrants have a term of 5 years and an exercise price of $0.60 per share.

OFFICE LEASE AGREEMENT

On October 5, 2005, the Company entered into an office lease agreement providing the Company with 1,269 square feet of space for a sales office in Dallas, Texas. The lease commences on October 24, 2005 and has a term of 12 months. The minimum rental payments, beginning October 2005, amount to $1,851 per month. In addition, the Company was required to make a $2,035 security deposit at the inception of the lease.

STATUS OF PROPOSED CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

During November 2005, the Company reevaluated its proposal regarding the restructuring of creditor and claimant liabilities. Due to a reduction in the price per share of the Company's common stock since the original proposal was issued to creditors and claimants, the Company repriced the proposal to $0.10 per share and will be issuing new documents to all creditors that have not already accepted the offer. All claimants that have already accepted the offer will automatically receive the revised proposal pricing. Of the approximately $26,000,000 of claims, approximately $15,000,000 is represented by current Company shareholders.

CONSULTING AGREEMENT

On October 28, 2005, the Board of Directors authorized the establishment of a consulting agreement with an investor relations consultant. Under terms of the agreement, the Company will issue, as payment for the consultant's services, 200,000 shares of the common stock of the Company and the Company will grant the consultant a three-year stock option to purchase up to 200,000 shares of the common stock of the Company at an exercise price of $0.25 per share.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

On October 28, the Company issued stock options to an employee to purchase 50,000 shares. The options were granted at market price on the date of grant, $0.09 per share.

STATUS OF LEGAL PROCEEDINGS

On November 2, 2005, Mr. Linting obtained a judgment against the Company for $100,452 in cash and 422,827 shares of the Company's common stock to be issued to Mr. Linting at his determination upon registration thereof. The Company continues to negotiate with Mr. Linting regarding the amounts owed to him.

On October 27, 2005, Ms. Graul obtained a judgment against the Company for $176,853 in cash. The Company continues to negotiate with Ms. Graul regarding the amounts owed to her.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2005

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

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, Patron Systems, Inc. consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. From March 31, 2005 to September 30, 2005, we borrowed $3,300,000 from a shareholder, Apex Investment Fund V, LP. During the three months ended September 30, 2005 we raised approximately $3,600,000 in additional gross funds in five capital financing transactions, which includes converting $1,650,000 in advances from stockholders into Bridge Notes. Net proceeds from all of these transaction amounted to $3,594,000, which were used principally to fund operations and repay certain liabilities. We discuss these transactions in further detail in this report.

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

We apply the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to all of our revenue. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

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

INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes arise from temporary differences, primarily attributable to the use of the cash method for tax purposes and accrual method for book purposes and net operating loss carry-forwards. The Company reserves for deferred tax assets when more likely than not, the benefit of the asset will not be realized in the future.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

For the three months ended September 30, 2005, our consolidated revenues amounted to $152,941 compared to $0 for the three months ended September 30, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended September 30, 2005 amounted to $249,881 compared to $0 for the three months ended September 30, 2004. Cost of sales during the three months ended September 30, 2005 includes $133,124 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $2,421,200 for the three months ended September 30, 2005 as compared to $1,479,351 for the three months ended September 30, 2004, an increase of $941,849. The increase in operating expenses includes approximately $919,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $133,000 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, approximately $31,000 for amortization of acquired intangible assets, and approximately $456,000 for increased general and administrative expenses associated with the acquired businesses. These increases were partially offset by an approximately $32,000 reduction in expense associated with the amortization of stock-based compensation arrangements, a $300,000 gain on the reduction in intrinsic value of a stock put right and approximately $311,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the three months ended September 30, 2005 amounted to $2,518,140 compared to a loss of $1,479,351 for the same period in 2004. Our loss increased as a result of the increases in operating expenses discussed above.

Interest expense during the three months ended September 30, 2005 amounted to $10,159,038 as compared to $33,087 for the three months ended September 30, 2004. The increase is directly related to our issuances of notes and the increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and fund our working capital needs. Non cash interest relating to the amortization of deferred financing costs, penalty warrants issued to bridge note holders and the accretion of debt discounts during the three months ended September 30, 2005 amounted to approximately $9,853,000 compared to $0 in same period in 2004. The intrinsic value of the conversion option for bridge note holders and subordinated note holders, which has been classified as interest expense amounted to $8,000,000 for the three months ended September 30, 2005 compared to $0 in the same period in 2004. Amortization of deferred finance charges which have been classified as interest expense was approximately $1,115,000 in the three months ended September 30, 2005 compared to $0 in the same period in 2004. Accretion of debt discounts during the three months ended September 20, 2005 were approximately $750,000 compared to $0 in the same period in 2004. Interest income, was $0 and $19,250 in the three months ended September 30, 2005 and 2004, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the three months ended September 30, 2005, the net loss was $12,677,722 or $(0.21) per share on 61,499,103 weighted average shares outstanding compared to a net loss of $1,493,188 or $(0.04) per share on 39,010,560 weighted average shares outstanding for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

For the nine months ended September 30, 2005, our consolidated revenues amounted to $339,212 compared to $0 for the nine months ended September 30, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the nine months ended September 30, 2005 amounted to $476,726 compared to $0 for the nine months ended September 30, 2004. Cost of sales during the nine months ended September 30, 2005 includes $272,792 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $7,414,310 for the nine months ended September 30, 2005 as compared to $3,274,798 for the nine months ended September 30, 2004, an increase in operating expenses of $4,139,512. The increase in operating expenses includes approximately $2,694,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $761,000 for the amortization of a stock based compensation arrangements, approximately $703,000 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, approximately $70,000 for amortization of acquired intangible assets, approximately $474,000 for increased general and administrative expenses associated with the acquired businesses, $366,193 loss on collateralized financing arrangement and a $370,000 expense associated with the preparation of a homeland security operational requirements assessment related to Will County, Illinois. These increases were partially offset by an approximate $217,000 reduction in expense associated with the stock based penalties under an accommodation agreement, an approximate $439,000 reduction in expense associated with losses taken on settlement agreements, and a gain of approximately $344,000 on settlement of legal claims.

Our consolidated loss from operations for the nine months ended September 30, 2005 amounted to $7,551,824 compared to a loss of $3,274,798 for the same period in 2004. Our loss increased as a result of the increases in our operating expenses discussed above.

Interest expense during the nine months ended September 30, 2005 amounted to $12,376,904 as compared to $99,263 for the nine months ended September 30, 2004. The increase is directly related to our issuances of notes and the increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and to fund our working capital needs. Non-cash interest relating to the amortization of deferred financing costs, penalty warrants issued to bridge note and subordinated note holders and the accretion of debt discounts during the nine months ended September 30, 2005 amounted to approximately $11,740,000 compared to $0 in same period in 2004. Amortization of deferred finance charges which have been classified as interest expense was approximately $1,826,000 in the nine months ended September 30, 2005 compared to $0 in the same period in 2004. The intrinsic value of the conversion feature on bridge notes and subordinated notes, which has been classified as interest expense amounted to $8,000,000 for the nine months ended September 30, 2005 compared to $0 in the same period in 2004. Accretion of debt discounts during the nine months ended September 30, 2005 were approximately $1,927,000 compared to $0 in the same period in 2004. Interest income, was $19,250 and $57,750 in the nine months ended September 30, 2005 and 2004, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the nine months ended September 30, 2005, the net loss was $19,910,022 or $(0.35) per share on 57,284,490 weighted average shares outstanding compared to a net loss of $3,316,311 or $(0.09) per share on 38,610,646 weighted average shares outstanding for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $19,910,022 for the nine months ended September 30, 2005, which includes $14,598,275 of non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($823,747), fair value of common stock warrants issued as a penalty to bridge note and subordinated note holders ($8,000,000), amortization of deferred compensation under a stock based compensation arrangement ($1,239,083), accretion related to warrants issued in conjunction with notes payable ($1,927,374), amortization of deferred financing costs ($1,825,606), loss on a collateralized financing arrangement ($366,194), non-cash increase in notes payable to a former officer ($17,399), depreciation and amortization ($382,872) and a charge for the intrinsic value of stock options ($16,000). The non-cash charges were offset by non-cash gains of $228,900 associated with the settlement of a related party consulting agreement, a gain on reduction in intrinsic value of a put right of $300,000, a gain on legal settlement of $389,103 and $19,250 non-cash interest income. Including the amounts above, we used net cash flows in our operating activities of $7,781,408 during the nine months ended September 30, 2005. Our working capital deficiency at September 30, 2005 amounts to $23,033,903 and we are continuing to experience shortages in working capital. We are also involved in substantial litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note E is critical to the realization of its business plan. The Company raised $9,643,000 of gross proceeds ($9,015,261 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2005. The Company used $7,781,408 of these proceeds to fund its operations (which includes a $1,388,000 escrow deposit for the payment of liabilities assumed in business combinations), and a net of $599,728 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated (during February and March of 2005), net of cash acquired in the business combinations and the purchase of property and equipment. In addition, the Company repaid an aggregate of $668,093 of certain obligations due to certain officer/stockholders, $339,256 of which was a reduction of the funds held in the restricted cash escrow account established in connection with the Entelagent Merger (Note E). Subsequent to September 30, 2005 the Company raised approximately $820,000 in additional gross funds in three capital financing transactions consummated with a related party that were used principally to fund operations (Note T).

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, the Company has, subsequent to September 30, 2005, offered its creditors and claimants a proposed agreement to issue common stock for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (see Note S).

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2005, our cash balance was $80,233 and we had a working capital deficit of $23,033,903. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

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

We generated no revenue from operations through December 31, 2004 and relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $60 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As of September 30, 2005, the executive officers, directors and entities affiliated with any of them together beneficially own approximately 17% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2005, there are 60,427,299 shares of common stock outstanding and shares to be issued, of which all but 49,998,049 shares are held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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


ITEM 3.  CONTROLS AND PROCEDURES

Members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15. Based on that evaluation and the material weakness described below, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2005 or the four quarters ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April of 2005, Richard L. Linting, a former President of the Company's Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. On August 22, 2005, the Company, Mr. Linting and Mr. Yaw entered into a Settlement Agreement and Release whereby Mr. Linting agreed to release all claims against the Company and Mr. Yaw existing as of that date in consideration for (i) the payment by the Company to Mr. Linting of $100,000 in cash, (ii) the issuance by the Company of an aggregate of 422,827 shares ("Linting Shares") of the Company's common stock (equivalent to $192,809 divided by $0.456) to be transferred to Mr. Linting in such numbers and at such times as directed by Mr. Linting subsequent to the registration of the Linting Shares, (iii) the Company's agreement to register the Linting Shares through the filing of a registration statement on or before September 30, 2005, and (iv) the Company's affirmation of the validity of options previously issued to Mr. Linting and agreement to permit exercises of those options for 100,000 shares in each calendar month over a period of 3 years. The Company and Mr. Linting also agreed to the filing of a stipulation to dismiss Mr. Linting's suit with prejudice and without costs with the court retaining jurisdiction to reinstate the case and enforce the terms of the Settlement Agreement and Release in the event the Company defaulted on its obligations under the Settlement Agreement and Release, and to enter judgment, by motion, against the Company for the balance due or appropriate relief. The Company did not make the $100,000 payment required under the Settlement Agreement and Release, erroneously issued the Linting Shares to Mr. Linting, and did not file a registration statement to register the Linting Shares on or before September 30, 2005. Subsequent to September 30, 2005, Mr. Linting obtained a judgment against the Company for $100,452 in cash and 422,827 shares of the Company's common stock to be issued to Mr. Linting at his determination upon registration thereof. The Company continues to negotiate with Mr. Linting regarding the amounts owed to him.

In December of 2004, Marie Graul, the Company's former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. On August 31, 2005, the Company and Ms. Graul entered into a Settlement Agreement and Mutual Release whereby Ms. Graul agreed to release all claims against the Company arising from any act or omission occurring on or prior to that date in consideration of (i) the payment by the Company to Ms. Graul of an aggregate of $176,458 no later than September 30, 2005, $1,458 of which was payable on execution of the Settlement Agreement and Mutual Release, and (ii) the Company's affirmation of the validity of options previously issued to Ms. Graul. The Company also agreed to confess to a judgment against the Company in a court of Ms. Graul's choosing in the event of the Company's breach of the Settlement Agreement and Mutual Release. The Company did not make the payments required by the Settlement Agreement and Mutual Release. Subsequent to September 30, 2005, Ms. Graul obtained a judgment against the Company for $176,853 in cash. The Company continues to negotiate with Ms. Graul regarding the amounts owed to her.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Settlement Agreement and Release entered into among the Company, Robert E. Yaw, II and Richard Linting, the Company erroneously issued 422,827 shares of its common stock to Mr. Linting. The Company is exerting all efforts to obtain the return of the shares.

The following unregistered derivative securities (warrants) have been issued by us during the period from July 1, 2005 to September 30, 2005:

                                                           NAME OF          NAME OR CLASS OF
 DATE OF GRANT     TITLE AND AMOUNT OF SECURITIES         PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
 DATE OF GRANT   GRANTED/EXERCISE PRICE IF APPLICABLE    UNDERWRITER           SECURITIES             RECEIVED
 -------------  ------------------------------------     -----------           ----------             --------
     July           925,000/Common Stock Purchase           None         2 Accredited Investors       $0.00(1)
     2005                     Warrants                                     in Interim Bridge
                                                                             Financing III
     July       50,000/Common Stock Purchase Warrants       None           Advanced Equities          $0.00(2)
     2005                                                                 Venture Partners I,
                                                                                  L.P.
    August          225,000/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(3)
     2005                     Warrants                                            L.P.
    August        13,440,000/Common Stock Purchase          None        33 Accredited Investors       $0.00(4)
     2005                     Warrants                                     in Interim Bridge
                                                                              Financing I
    August        17,280,000/Common Stock Purchase          None         3 Accredited Investors       $0.00(5)
     2005                     Warrants                                    holding Subordinated
                                                                                 Notes
   September        600,000/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(6)
     2005                     Warrants                                            L.P.

1. On July 1, 2005, we issued warrants to purchase up to 925,000 shares of our common stock to 2 accredited investors who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.
2. On July 29, 2005, we issued warrants to purchase up to 50,000 shares of our common stock to Advanced Equities Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.
3. On August 19, 2005, we issued warrants to purchase up to 225,000 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.
4. On August 28, 2005, we issued warrants to purchase up to 13,440,000 shares of our common stock to 33 accredited investors who invested in our Interim Bridge Financing I. The warrants have a term of 5 years and may be exercised only by the presentation of the outstanding Interim Bridge Financing I note in payment of the exercise price.
5. On August 25, 2005, we issued warrants to purchase up to 17,280,000 shares of our common stock to 3 accredited investors who received Subordinated Notes in conjunction with our acquisition of Complete Security Solutions, Inc. The warrants have a term of 5 years and may be exercised only by the presentation of the outstanding Subordinated Notes in payment of the exercise price.
6. On September 30, 2005, we issued warrants to purchase up to 600,000 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

10.1 Lease Agreement dated August 31, 2005, between Patron Systems, Inc. and Flatiron Boulder Office, Inc.

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


Date: November 21, 2005            PATRON SYSTEMS, INC.
                                   --------------------
                                   (Registrant)


                                   /S/ ROBERT CROSS
                                   --------------------------------------------
                                   By:    Robert Cross
                                   Its:   Chief Executive Officer and
                                          Acting Chief Financial Officer