Form 10KSB
period 2005-12-31
PATRON SYSTEMS INC
filed 2006-04-03
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ________


                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                    74-3055158
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     5775 FLATIRON PARKWAY, SUITE 230                     80301
              BOULDER, CO
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (303) 541-1005
                           (ISSUER'S TELEPHONE NUMBER)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $641,740.

At March 21, 2006, the aggregate market value of the voting stock held by non-affiliates of the issuer was $3,635,438.

At March 21, 2006, the issuer had 61,648,360 shares of Common Stock, $0.01 par value, issued and outstanding.


Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                              PATRON SYSTEMS, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                                 PAGE
Item 1.  Description of Business .....................................................    3
Item 2.  Description of Property .....................................................   10
Item 3.  Legal Proceedings ...........................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders .........................   12


PART II
Item 5.  Market for Common Equity and Related Stockholder Matters ....................   13
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................   14
Item 7.  Financial Statements ........................................................   29
         Report of Independent, Registered, Certified Public Accounting Firm .........   30

         AUDITED FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of December 31, 2005...........................   31
         Consolidated Statements of Operations for the years ended December 31, 2005
         and 2004 ....................................................................   32
         Consolidated Statements of Stockholders' Deficiency for the years ended
         December 31, 2005 and 2004 ..................................................   33
         Consolidated Statements of Cash Flows for the years ended December 31, 2005
         and 2004 ....................................................................   34
         Notes to Consolidated Financial Statements ..................................   35

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ..................................................................   69
Item 8A. Controls and Procedures .....................................................   69
Item 8B. Other Information ...........................................................   70

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act ...........................................   70
Item 10. Executive Compensation ......................................................   73
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters .........................................................   75
Item 12. Certain Relationships and Related Transactions ..............................   77
Item 13. Exhibits ....................................................................   77
Item 14. Principal Accountant Fees and Services ......................................   78

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated operating results, cost savings, product development efforts, general outlook of our business and industry, competitive position, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to attract customers for our products, our ability to effectively integrate our acquired businesses, and all other risks described below in the section entitled "Risk Factors" appearing in "Management's Discussion and Analysis of Financial Condition and Risk of Operations" and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Patron Systems, Inc., a Delaware corporation ("Systems") was formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. Systems' business plan was to acquire and operate high profit potential companies with technologies in information and homeland security applications for businesses and government institutions.

On October 11, 2002, Combined Professional Services, Inc. ("CPS"), Systems and the stockholders of Systems consummated a share exchange ("Share Exchange") pursuant to an Amended and Restated Share Exchange Agreement, whereby CPS issued to each Systems stockholder, on a one-for-one basis and in exchange for all of the outstanding shares of Systems' capital stock, an aggregate of 25,400,000 shares of its common stock. Upon the closing of the Share Exchange, the Systems stockholders held approximately 85% of the outstanding capital stock of CPS, and Systems became a wholly owned subsidiary of CPS. The former stockholders of Systems became the majority owners of CPS following the completion of the Shares Exchange. Accordingly, Systems was deemed to be the acquirer of CPS for accounting purposes and the transaction was accounted for as a reverse merger and recapitalization of Systems.

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

Subsequent to the Redomestication Merger and prior to the acquisitions we consummated on February 25, 2005 and March 30, 2005 (described below), we had minimal business operations. As of September 25, 2003, all of our employees except for our Chief Executive Officer had resigned. Upon the resignation of our Chief Executive Officer on January 21, 2004, we had no employees and only one Director, the non-executive Chairman of the Board.

In April of 2004, we failed to meet the reporting requirements under the Exchange Act. As a result, we were de-listed from NASDAQ's Over-the-Counter Bulletin Board quotation system. During 2005, we completed the filing of a Form 10-KSB covering the period from April 30, 2002 (inception) to December 31, 2004, completed the filing of Forms 10-QSB for the periods ending March 31, 2005, June 30, 2005 and September 30, 2005 and filed a Form 8-K covering each of the acquisitions completed on February 25, 2005 and March 30, 2005. We are current with all SEC filings as of December 31, 2005. Since November 14, 2005 our listing has been reinstated on NASDAQ's Over-the-Counter Bulletin Board quotation system.

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

Our acquisitions have allowed us to offer a set of software applications designed to solve a set of enterprise-level customer problems associated with electronic message management, whether in the form of e-mail, eforms or instant messaging. Our software and services solutions are designed to help our customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance, and reduce the time, cost and overhead of message management. Our suite of products addresses e-mail policy management, e-mail retention policies, archiving and electronic discovery ("eDiscovery"), proactive e-mail supervision, and the protection of messages and their attachments in motion and at rest. Our eforms solution enables customers to quickly and easily create forms, capture, share, and manage data in an industry standard format.

PATRON'S BUSINESS PLAN

PATRON'S STRATEGY

Patron's strategic mission is to solve a set of enterprise-level customer problems associated with electronic message management, whether in the form of e-mail, eforms or instant messaging. Our software and services solutions are designed to help our customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance, and reduce the time, cost and overhead of message management. Our suite of products addresses mailbox management, e-mail policy management, e-mail retention policies, archiving and eDiscovery, proactive e-mail supervision, and the protection of messages and their attachments in motion and at rest. Our eforms solution enables customers to quickly and easily create forms, capture, share, and manage data in an industry standard format.

We serve customers in highly regulated industries such as financial services, legal, public safety and law enforcement, healthcare and pharmaceuticals. The market demand for our offerings grows with each new breach of data security, each new regulation enacted to protect information, and each civil or criminal legal proceeding whose outcome hinges on the production of electronic communications. Policy management of information security and regulatory compliance has been called "Y2K without an end" and Patron Systems is committed to serving this market for the duration.

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

PATRON'S MARKETPLACE

E-mail is becoming the standard form of internal company and business-to-business communications. AIIM International and Kahn Consulting released a 2003 report revealing the ubiquitous nature of e-mail usage for critical business communications. E-mail is being used to transmit and collaborate on the most sensitive corporate and customer identifying information. In 2003, ASIS International released a report discussing the impact of proprietary information loss or theft from within or outside the network. The participating Fortune 1000 companies recorded the cost of intellectual property losses between $53 and $59 billion in 2001. Although it is believed that the greatest perceived threat is from outside the enterprise, as the Federal Bureau of Investigation has noted, the simple fact is that approximately 70% of IT damage and theft comes from inside an organization. Forty percent of reported incidents of known or suspected losses involved the most business critical and regulated information: customer data, strategic plans, financial data, and R & D.

Legislation such as the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leach-Bliley, the USA PATRIOT Act, the California Security Breach Law, and the Securities and Exchange Commission rule 17a-4 is creating a regulatory imperative to force corporations and government enterprises to adopt critical compliance measures in order to not run afoul of the new regulatory requirements for information integrity and security. Current legislation poses serious challenges to information security strategy and experience tells us that future legislative actions will not reduce the regulatory burden on corporate information security strategy, but rather will be increasing that regulatory burden.

A March 2005 IDC research report noted that the global market for compliance information management will grow at 22% a year through 2009.

The review of e-mail for compliance with corporate policies and the archival of messages necessary to comply with the various regulations noted above is a rapidly growing marketplace. An April 2005 Gartner study of the e-mail active archiving marketplace noted that the market for e-mail archiving and message management solutions is growing at 58% a year through 2009 with a market size of $883 million in 2009.

Critical to the successful implementation of an e-mail archival system is the ability to utilize the system's query and reporting tools to enable eDiscovery. Corporations are utilizing archival and eDiscovery software applications to reduce their litigation support costs. Law firms and litigation consultants are utililzing archival and eDiscovery software to participate in the rapidly growing market of electronic discovery of documents, e-mail, etc. in support of lawsuits of all types. A study by EDDix LLC has indicated that the market for eDiscovery is growing at 35% a year and is currently a $2 billion marketplace.

OUR BUSINESS MODEL

Our business strategy is to develop products and technologies that will enable us to close gaps in the management of an organization's messaging environment. We believe that the products we intend to develop, when used in conjunction with products that already exist in the marketplace, will enable us to enhance the design and operating effectiveness of existing messaging systems and enable compliance with governance guidelines and standards, administrative policies and codes of conduct and provide expedited support in litigation situations. We believe that our value proposition is in our ability to design a comprehensive messaging protection, supervision, archival and , discovery solution that integrates our products with existing products.

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

         Entelagent Software Corp.: Entelagent Software Corp. ("Entelagent"), through the PolicyBridge(TM) message management product suite, provides flexible and scalable real-time content-aware e-mail monitoring and post-event review of e-mail messages and their attachments as well as infrastructure for knowledge management of archived e-mail messages and attachments in all media. Entelagent's e-mail content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. Entelagent's content management solutions work in compliance with regulatory and legislative drivers including SEC and HIPAA mandates.

         LucidLine, Inc.: LucidLine, Inc. ("LucidLine") is a provider of bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services.

         Complete  Security  Solutions,  Inc.:  Prior to being  acquired  by us,
                  Complete Security Solutions, Inc. ("CSSI") consummated a merger with IDK Enterprises, Inc. d.b.a. NETdelivery ("IDK/NETdelivery") pursuant to which CSSI acquired all of the outstanding common stock of IDK/NETdelivery. We believe IDK/NETdelivery was one of the first United States based companies to create software that supported real-time secure collection, delivery and sharing of field-based report information for public safety agencies. Based on the latest e-forms (electronic forms) technology, we believe IDK/NETdelivery's FormStream(TM)messaging solutions give law enforcement and other justice agencies secure, real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system. We believe IDK/NETdelivery addresses the urgency of Homeland Security initiatives by enforcing data transfer standards such as Global Justice XML. We believe that this technology provides a platform to facilitate real time data collection and information sharing between disparate agencies in a timely and accurate fashion.

With these products and services, and our expertise in information security, we expect to generate revenue in the following two areas:

         o PolicyBridge and FormStream software product licenses (described below) that will be licensed on a perpetual right to use or a finite term basis. Pricing will be based on the number of users.

         o Databackup and storage services provided by us, which typically will consist of (i) an initial installation, training and setup/delivery charge, (ii) a monthly fee for a defined level of storage/services and (iii) potential additional fees based on additional services and storage above base monthly charge levels.

POLICYBRIDGE

PolicyBridge is an enterprise class "e-mail policy manager" which empowers enterprises to:

         o        Ensure compliance with external government regulations

         o        Enforce internal administrative policies

         o        Enable corporate governance

         o        Expedite litigation support

         o Eliminate reputation damage caused by the loss of nonpublic customer or patient information

         o        Guard corporate trade secrets

The core of PolicyBridge is our "Policy Library" with its collection of customizable policy templates to manage all aspects of e-mail archiving, discovery, supervision, and protection. Currently in release 6.0, PolicyBridge is packed with customer-driven features which have been incorporated as a result of installations in a variety of industries.

PolicyBridge's basic capability provides message archive and discovery for regulatory compliance and litigation assistance. Its powerful and feature rich integrated archive query process drastically reduces the time and cost of message retrieval for audit or legal discovery.

At a higher level PolicyBridge empowers managers to choose from a library of e-mail policies that address a broad range of executive level concerns ranging from protection of customer or patient private information and corporate intellectual property, to employee conduct, to improper use of corporate computer and network assets. PolicyBridge not only protects from risk of loss and litigation but enables new, secure communication channels with customers and partners.

Flexibility and speed of policy application are hallmarks of PolicyBridge. Our policy library comes complete with purpose built policies which are constructed using various attributes such as:

         o Word, phrase, or pattern matching within the subject, body or attachment

         o Sender-receiver combinations such as user names, user group, and domains

         o        Attachment type or size

PolicyBridge provides a range of "policy actions" that can be applied to e-mail and attachments, including:

         o BLOCK from leaving the enterprise, i.e. protection from loss of intellectual property, company confidential information, and trade secrets

         o RETURN to the sender with pre-scripted message, i.e. a warning or explanatory message allowing for the on-going security and compliance training which is required by each of the regulations that affect corporations

         o        QUARANTINE for administrative review

         o ROUTE to administrator, supervisor or appropriate subject matter expert; and

         o SELECTIVELY WRAP in an electronic envelope that protects the contents with encryption and rights management rules that persist even after the recipient has accessed the e-mail. Wrapping is perfect to protect intellectual property or regulated content embedded in documents such as credit applications, customer lists, registration documents, and spreadsheets whether they are stored locally during creation, in transit, or archived on a network server.

PolicyBridge provides a message archive and discovery agent for secure e-mail storage and retrieval. It supports a wide range of storage device types and is hierarchical storage manager independent. PolicyBridge provides a powerful and feature rich integrated archive query process that drastically reduces the time and cost of e-mail retrieval for audit or legal discovery.

FORMSTREAM

FormStream provides a complete solution for the collection, distribution, management, and analysis of form-based public safety, government and corporate information. Based on the latest eforms technology, XML and Global Justice XML, a powerful routing capability, and an open-standards approach, our field reporting and analysis tools allow an organization to easily create forms that replicate their present ones, routes these forms to the appropriate people and allow secure analysis of that information. FormStream gives law enforcement, EMS, fire and other organizations real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system.

FormStream provides a complete electronic forms solution that enables easy filing of incident reports from vehicles using computers with wireless network connectivity or in situations where network connections are not available. It also offers a comprehensive secure e-mail solution to eliminate sensitive case information leakage. It provides a secure "electronic case file" solution and a high-availability and redundant solution for the storage and back up of public safety data.

FormStream provides secure electronic form creation, movement, and management. FormStream makes fillable electronic forms creation easy. Once created, forms can be published to internal or external users. If forms are pre-populated with FormStream registration information or external databases, organizations can automatically capture form data and extract it into existing databases and legacy systems. FormStream provides powerful functionality to further streamline processes, such as attaching payments and routing forms.

FormStream integrates with a wide range of computer-aided dispatch and records management systems that have been utilized in a number of large city and metropolitan area law enforcement applications.

COMPETITION

We believe the products offered by our recently acquired subsidiaries will enable us to provide a unique suite of software applications that will be attractive to corporations and governmental enterprises increasingly confronted with the need to establish functional business practices in compliance with regulatory standards.

The number of competitors for our FormStream and PolicyBridge products has risen in the past few years and we expect the intensity of competition in the market segments we intend to serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter these market segments. Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources. In addition, some of our potential competitors currently combine their products with other companies' e-mail messaging, networking and security products. These potential competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the products we and our recently acquired subsidiaries currently offer and intend to offer. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer or increase revenue could be adversely affected.

PATRON'S SUBSIDIARIES

We believe the products offered by our recently acquired subsidiaries will enable us to provide a unique suite of software applications that will be attractive to corporations and governmental enterprises increasingly confronted with the need to establish functional business practices in compliance with regulatory standards.

ENTELAGENT - We believe e-mail is the primary corporate communication vehicle through which the vast majority of sensitive data is shared. Entelagent provides flexible and scalable real-time content-aware monitoring and pre- and post-event review of e-mail messages and their attachments as well as infrastructure for knowledge management of archived e-mail messages and attachments in all media.

Entelagent's PolicyBridge e-mail content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. Entelagent's PolicyBridge e-mail management solution works in full compliance with regulatory and legislative drivers including SEC and HIPAA mandates. Entelagent's enterprise-wide e-mail management solution empowers organizations to reduce or eliminate costly risks, efficiently manage incidents, and increase employee productivity. We believe the solution also provides Human Resource departments the tools needed to reduce and eliminate potentially significant and costly risks related to e-mail abuse through racist, sexist or otherwise inappropriate e-mail.

Entelagent's clientele consist of banking and financial service organizations including Goldman Sachs, JPMorgan Chase / BrownCo and Edward Jones, among others.

We completed the acquisition of Entelagent on March 30, 2005.

LUCIDLINE - LucidLine  is a provider of bundled and branded high speed  Internet
access  and  synchronized  remote  data  back-up,   retrieval,  and  restoration
services.

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

We completed the acquisition of LucidLine, Inc. on February 25, 2005.

CSSI - Prior to being acquired by us, Complete Security Solutions, Inc. ("CSSI") consummated a merger with IDK/NETdelivery, a provider of information technology products and services that help law enforcement agencies and the justice community operate more efficiently. We believe IDK/NETdelivery was one of the first companies in the United States to create software that supported real-time secure collection, delivery and sharing of field-based report information for public safety agencies.

Based on the latest electronic forms technology, IDK/NETdelivery's proven FormStream solutions give law enforcement and other justice agencies real-time access to field reporting data for use inside a department or in a multi-jurisdictional information sharing system.

IDK/NETdelivery addresses the urgency of Homeland Security initiatives by enforcing data transfer standards such as Justice XML, to facilitate real time data collection and information sharing between disparate agencies in a timely and accurate fashion. In an effort to promote the U.S. Department of Justice's efforts to support and drive information sharing between criminal justice and public safety entities, IDK/NETdelivery is working with the Syracuse Police department and the National Law Enforcement and Corrections Technology Center (NLECTC) to develop one of the first functional process automation solutions based on the Global Justice XML standard.

Current clients include the City of Syracuse, NY; the Colorado Bureau of Investigation; Douglas County Sheriffs Dept. (Colorado); the Colorado AMBER Alert System; and the University of Colorado Police Dept., among others.

We completed the acquisition of CSSI on February 25, 2005.

PATRON'S TARGET ALLIANCE PARTNERSHIPS

In conjunction with the Company's efforts to grow the business and access new markets, management will pursue alliances with companies possessing complimentary technologies and strong relationships in target vertical markets. In all cases, one of the key objectives of these relationships is to reduce customer acquisition costs. Examples of potential relationships include the following:

SYSTEM INTEGRATION COMPANIES: Patron's technologies (both FormStream and PolicyBridge) can be integrated into broader solutions for public safety, commercial and compliance markets. Organizations that integrate multiple technologies may possess unique market access and domain knowledge about these markets, increasing Patron's opportunities where such alliances are formed.

TECHNOLOGY HARDWARE COMPANIES: Patron's Active Message Management solutions drive the need and use of certain hardware technologies, particularly data storage solutions. It is management's belief that joint-marketing alliances into vertical segments requiring e-mail management solutions (and large demands for storage capacity) could open up new opportunities for Patron.

INDEPENDENT SOFTWARE VENDORS: There are a number of software companies providing solutions that compliment both the FormStream and PolicyBridge message management solutions. Provided the technologies are more complimentary than competing, there is an opportunity to partner with third party software companies to provide a more complete solution to potential customers. Such alliances with other software vendors could take the form of an OEM relationship, a joint-marketing initiative, or a hosted delivery model.

CONSULTING COMPANIES: There are many consulting organizations specializing in practice areas important to Patron's solutions. These include compliance, eDiscovery, litigation, human resources, regulation of broker/dealers, and public safety/first-responder practice areas. Organizations delivering consulting services in these areas market themselves as subject matter experts, recommending both services and technology solutions that reduce the risk and improve the productivity of their clients. Management believes that PolicyBridge and FormStream can be presented as differentiated solutions where partners in the consulting business deem appropriate. The result could be an effective selling model, where Patron solutions are introduced by relevant, subject matter experts.

SALES, MARKETING AND TECHNICAL SUPPORT

We market and sell our products and services through our direct sales force and other resellers. Our sales force and our sales engineers and technical support personnel provide ongoing interaction with current and future customers which allows us to provide a high level of service and support and to strengthen customer relationships. We utilize a variety of marketing strategies and programs to support the Company's product and service offerings. These include the enhancement of the Company's web-site, the development of whitepaper reports on client success stories and critical issues related to the market focus for our products, web-based seminars and webcasts, participation in major trade shows and conferences, e-mail-based marketing campaigns, telemarketing programs and industry and technology analyst briefings.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused on the maintenance, enhancement and extension of our current FormStream and PolicyBridge products. Due to our limited capital resources, we have not had the resources to address more extensive research and development initiatives. We will continue to review marketplace opportunities to acquire carefully selected companies that have developed (or are developing) potentially high profit products in the area of messaging management.

CUSTOMERS

During the year ended December 31, 2005, the Company's top five customers accounted for 14%, 8%, 8%, 7% and 6% of consolidated net revenues.

EMPLOYEES

As of December 31, 2005, we employed a total of 28 full-time, principally salaried, employees. Our employees are not covered by a collective bargaining agreement. We believe we have a satisfactory relationship with our employees.

GEOGRAPHIC AREAS

We operate our business and sell our products and services to businesses in the United States. Some of our U.S. based clients operate our software in locations outside of the United States.

ITEM 2.  DESCRIPTION OF PROPERTIES

As of December 31, 2005, we leased 4,876 square feet of office space in Boulder, Colorado, 1,269 square feet of office space in Dallas, Texas and office space in Palos Heights, Illinois. We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs. We have no, and do not intend to make any, investments in real estate, real estate mortgages or persons primarily engaged in real estate activities.

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

EXISTING LITIGATION AGAINST THE COMPANY

Sherleigh Associates Inc. Profit Sharing Plan ("SHERLEIGH") filed a complaint against the Company, Patrick Allin, a former President and Chief Executive Officer of the Company, and Robert E. Yaw, the Company's Chairman, in the United States District Court for the Southern District of New York alleging common law fraud. The complaint alleges that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of the Company's Common Stock in reliance upon certain Company press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, Trust Wave and Entelagent (currently one of the Company's subsidiaries), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and requested that the Court include in its dismissal order a finding that the settlement is reasonable, and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. Mr. Allin received an order from the court barring claims by the Company or Mr. Yaw against Mr. Allin for contribution with respect to Sherleigh's claims. Currently, no trial or continuing discovery schedule has been set by the Court with respect to the Sherleigh's claims against Mr. Yaw and the Company. Settlement of the Sherleigh claims is pending as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

On July 19, 2004, Mr. Patrick Allin ("ALLIN") made demand for payment under certain demand notes ("ALLIN NOTES") issued on July 14, 2002 in the principal amount of $75,000, October 1, 2002 in the principal amount of $50,000 and October 11, 2002 in the principal amount of $21,000. The aggregate outstanding amount on the Allin Notes as of that date, including principal and interest, amounted to $175,163. Pursuant to the terms of the Allin Notes, if the Allin Notes are not repaid within 24 hours of demand for payment, the Company will be in default under the Allin Notes. On March 1, 2005, Mr. Allin filed a complaint for payment of all principal and interest due under the Allin Notes

On June 6, 2005, the Company entered into a settlement of claims for sums due under the Allin Notes and certain employment and indemnification related claims brought by Allin against the Company. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Allin and The Allin Dynastic Trust, the Company agreed to (A) pay to Allin, in settlement of Allin's claims, an aggregate payment of One Million One Hundred Fifty Thousand Dollars ($1,150,000), and (B) purchase from Mr. Allin and The Allin Dynastic Trust an aggregate of four million (4,000,000) shares of the Company's Common Stock as follows: (i) two million (2,000,000) shares (the "INITIAL SHARES") through the issuance of promissory notes in the aggregate principal amount of One Million Six Hundred Thousand Dollars ($1,600,000) and (ii) two million (2,000,000) shares (the "REMAINDER SHARES") through a cash payment from the proceeds of a follow-on-financing by the Company, at a price per share equal to the lesser of
(a) $.50 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $.50 per share, Allin and/or The Allin Dynastic Trust may, at their option, refuse to sell any or all of the Remainder Shares to the Company. The Settlement Agreement and Mutual Release featured a provision to terminate on August 15, 2005, which was extended to August 21, 2005, if the Company did not consummate a follow-on-financing by such date. The Company did not consummate a follow-on-financing by August 21, 2005, and the Settlement Agreement and Mutual Release terminated by its terms. On January 1, 2006, each of Mr. Allin and the Allin Dynastic Trust entered into a Stock Subscription Agreement and Mutual Release with the Company which settled these claims as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

In December of 2004, Marie Graul, the Company's former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. On August 31, 2005, the Company and Ms. Graul entered into a Settlement Agreement and Mutual Release whereby Ms. Graul agreed to release all claims against the Company arising from any act or omission occurring on or prior to that date in consideration of (i) the payment by the Company to Ms. Graul of an aggregate of $176,458 no later than September 30, 2005, $1,458 of which was payable on execution of the Settlement Agreement and Mutual Release, and (ii) the Company's affirmation of the validity of options previously issued to Ms. Graul. The Company also agreed to confess to a judgment against the Company in a court of Ms. Graul's choosing in the event of the Company's breach of the Settlement Agreement and Mutual Release. The Company did not make the payments required by the Settlement Agreement and Mutual Release. Consequently, Ms. Graul obtained a judgment against the Company for $176,853 in cash. Subsequent to December 31, 2005, the Company and Ms. Graul renegotiated the settlement agreement and mutual release as described in Note 23.

In April of 2005, Richard L. Linting, a former President of the Company's Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. On August 22, 2005, the Company, Mr. Linting and Mr. Yaw entered into a Settlement Agreement and Release whereby Mr. Linting agreed to release all claims against the Company and Mr. Yaw existing as of that date in consideration for (i) the payment by the Company to Mr. Linting of $100,000 in cash, (ii) the issuance by the Company of an aggregate of 422,827 shares ("LINTING SHARES") of the Company's Common Stock (equivalent to $192,809 divided by $0.456) to be transferred to Mr. Linting in such numbers and at such times as directed by Mr. Linting subsequent to the registration of the Linting Shares, (iii) the Company's agreement to register the Linting Shares through the filing of a registration statement on or before September 30, 2005, and (iv) the Company's affirmation of the validity of options previously issued to Mr. Linting and agreement to permit exercises of those options for 100,000 shares in each calendar month over a period of 3 years. The Company and Mr. Linting also agreed to the filing of a stipulation to dismiss Mr. Linting's suit with prejudice and without costs with the court retaining jurisdiction to reinstate the case and enforce the terms of the Settlement Agreement and Release in the event the Company defaulted on its obligations under the Settlement Agreement and Release, and to enter judgment, by motion, against the Company for the balance due or appropriate relief. The Company did not make the $100,000 payment required under the Settlement Agreement and Release and did not file a registration statement to register the Linting Shares on or before September 30, 2005. Consequently, Mr. Linting obtained a judgment against the Company for $100,452 in cash and 422,827 shares of the Company's Common Stock to be issued to Mr. Linting at his determination upon registration thereof. On February 14, 2006, Mr. Linting entered into a Stock Subscription Agreement and Mutual Release with the Company which settled these claims as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

On October 17, 2005, Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, alleging breach of certain accommodation agreements between the plaintiffs and the Company and seeking damages in an amount not less than $14,000,000, plus interest and reasonable attorneys' fees and costs. On November 16, 2005, a default was entered against the Company in this matter. On November 23, 2005, plaintiffs filed a motion for default final judgment as to liability and motion to set cause for jury trial as to damages. The Company, through counsel retained in Florida, has filed a motion to set aside the clerk's default and to compel arbitration, which motion was denied. The Company appealed the denial of the motion and filed an additional motion seeking to stay the case pending the appeal. On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties (Note 23).

On December 15, 2005, Patron became aware that Paris McKinzie, Maria Caporicci, Douglas Zemsky, Paul Harary, DGC, Inc. and LLB, Ltd. had filed a complaint on or about November 14, 2005, against the Company and other defendants in the United States District Court, Southern District of Florida, alleging violations of
Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and violations of Chapter 517 of Florida's Securities and Investor Protection Act, and seeking damages in an amount to be established at trial together with interest thereon, attorneys' fees and costs. On December 13, 2005, plaintiffs filed a motion for default final judgment as to liability and motion to set cause for jury trial as to damages. On December 16, 2005, a clerk's default was entered against the Company in this matter. The Company maintains that it did not receive proper service of the plaintiffs' complaint, and has retained counsel in Florida to respond to these proceedings. The Company, through its Florida counsel, moved to set aside the clerk's default on the basis that the Company was improperly served. Plaintiffs' filed a response in opposition to the Company's motion to set aside the clerk's default. On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties (Note 23).

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company intends to respond to this complaint within the time allotted by statute. The Company intends to attempt to settle this claim as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

There can be no assurance that the Company will be successful in resolving any of these claims. In the event that the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote by security holders during the year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "PTRS". From May 21, 2004 until November 14, 2005, our common stock was quoted on the Pink Sheets (the "Pink Sheets") and prior to May 21, 2004 we traded on the OTCBB. The following table lists the high and low per share closing sales prices for the common stock as reported by the OTCBB or Pink Sheets, as applicable, for the periods indicated:

                                                           HIGH         LOW
2005:                                                     -----       -----
First Quarter..........................................   $1.16       $0.65
Second Quarter.........................................    0.83        0.50
Third Quarter..........................................    0.68        0.14
Fourth Quarter.........................................    0.14        0.05

2004:
First Quarter..........................................   $1.30       $0.11
Second Quarter.........................................    1.46        0.37
Third Quarter..........................................    1.16        0.69
Fourth Quarter.........................................    1.17        0.69

These quotations reflect inter-dealer prices, without retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 21, 2006 there were approximately 116 holders of record of the common stock. However, we believe that the number of beneficial owners is in excess of 500, because a large portion of the common stock is held of record through brokerage firms in "street name."

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

RECENT SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been authorized to be issued by us during the 3 months ended December 31, 2005:

                TITLE AND AMOUNT OF SECURITIES     NAME OF       NAME OR CLASS OF
                 GRANTED/EXERCISE PRICE IF        PRINCIPAL    PERSONS WHO RECEIVED   CONSIDERATION
DATE OF GRANT             APPLICABLE             UNDERWRITER        SECURITIES           RECEIVED
-------------   ------------------------------   -----------   --------------------   -------------
October 2005        400,000/Common Stock            None          Richard Rozzi       $     0.00 (1)

----------
(1)      Mr. Rozzi has entered into a consulting  agreement  with the Company to provide financial public relations, financial communications and investor relations consulting services. In compensation for these services, the company agreed to issue the above noted shares.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act in a transaction not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER SUBSTANTIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISK FACTORS DISCUSSED BELOW.

OVERVIEW

From our inception through December 31, 2004, we were principally engaged in developing our business plan, raising capital, identifying merger and acquisition candidates and negotiating merger and acquisition transactions that we closed during the first quarter of 2005. On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, we consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. From March 31, 2005 to December 31, 2005, we borrowed $4,934,000 from a shareholder, Apex Investment Fund V, LP. During the year ended December 31, 2005 we raised approximately $6,343,000 in additional gross funds. Net proceeds from all of these transaction amounted to approximately $10,649,000, which were used principally to fund operations and repay certain liabilities. During the three months ended December 31, 2005, we raised approximately $1,634,000 in additional gross funds in seven capital financing transactions. We discuss these transactions in further detail in this report.

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

CRITICAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, Complete Security Solutions, Inc., LucidLine, Inc. and PILEC Disbursement Company. All significant inter-company transactions have been eliminated

DEVELOPMENT STAGE OPERATIONS

We were a development stage enterprise through December 31, 2004 as our activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments. As described in Note 4, we consummated acquisitions of three businesses that have developed technologies, customer bases and are generating revenue. Accordingly, we are no longer considered to be a development stage enterprise effective for the year ended December 31, 2005.

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

BUSINESS COMBINATIONS

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 4 amounting to $22,440,412. The Company's annual impairment review of goodwill has identified that goodwill impairment charges totaling $12,929,696 are necessary for the year ended December 31, 2005 (Note 5). Intangible assets continue to be amortized over their estimated useful lives.

LONG LIVED ASSETS


The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company has determined that an impairment charge of $1,705,455 is necessary for the year ended December 31, 2005 (Note 9).

ACQUISITION COSTS

We have incurred certain expenses, principally legal fees, in connection with acquisitions pending as of December 31, 2004 that were capitalized and deferred pending the completion of each acquisition. Upon closing, such costs were included in the purchase price of each respective target company and allocated to the assets received and obligations assumed.

START UP COSTS

We expensed costs incurred in connection with our formation and related start up activities and classified these costs as general and administrative expenses in the accompanying financial statements.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of an accommodation agreement in March 2006 (Notes 16 and 23). Actual results could differ from those estimates

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

As a result of the consummation of the Share Exchange described in Note 1, the Company included 1,200,000 stock options with an exercise price of $.01 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                            December 31
                                      -----------------------
                                         2005         2004
                                      ----------   ----------
                  Options .........   11,640,000    5,925,000
                  Warrants ........   12,927,580       15,000
                  Convertible Notes   47,589,120         --
                                      ----------   ----------
                                      72,156,700    5,940,000
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December  2004,  the FASB issued SFAS No. 123R "Share  Based  Payment"  (SFAS
123R). This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first reporting period of the fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" (SFAS 153). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

For the year ended December 31, 2005, our consolidated revenues amounted to $641,740 compared to $0 for the year ended December 31, 2004. The increase is the result of business combinations that we consummated with CSSI and LucidLine in February 2005 and Entelagent in March 2005.

Cost of Sales for the year ended December 31, 2005 amounted to $768,570 compared to $0 for the year ended December 31, 2004. Cost of sales during the year ended December 31, 2005 includes $396,670 associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $26,947,484 for the year ended December 31, 2005 as compared to $4,610,101 for the year ended December 31, 2004, an increase in operating expenses of $22,337,383. The increase in operating expenses includes approximately $3,988,000 for salaries associated with an increase in the number of employees from acquired businesses, goodwill impairment charge of approximately $12,930,000, developed technology intangible impairment charge of approximately $1,705,000, approximately $1,446,000 associated with losses associated with settlement agreements, approximately $716,000 associated with increased consulting expenses, approximately $425,000 for legal and professional fees that we incurred principally in connection with bringing the Company into compliance with its Securities and Exchange Commission reporting obligations, approximately $101,000 for amortization of acquired intangible assets, approximately $911,000 for increased general and administrative expenses associated with the acquired businesses, approximately $366,000 associated with a loss on a collateralized financing arrangement and a $370,000 expense associated with the preparation of a homeland security operational requirements assessment related to Will County, Illinois. These increases were partially offset by an approximately $576,000 reduction in expense associated with the stock based penalties under an accommodation agreement.

Our consolidated loss from operations for the year ended December 31, 2005 amounted to $27,074,314 compared to a loss of $4,610,101 for the same period in 2004. Our loss increased as a result of the increases in our operating expenses discussed above.

Interest expense during the year ended December 31, 2005 amounted to $17,682,201 as compared to $132,350 for the year ended December 31, 2004. The increase is directly related to our issuances of notes and the increased borrowings that we made to finance our acquisitions of CSSI, LucidLine and Entelagent and to fund our working capital needs. Non-cash interest relating to the amortization of deferred financing costs, penalty warrants issued to bridge note and subordinated note holders and the accretion of debt discounts during the year ended December 31, 2005 amounted to approximately $16,481,000 compared to $0 in same period in 2004. Amortization of deferred finance charges which have been classified as interest expense was approximately $1,945,000 in the year ended December 31, 2005 compared to $0 in the same period in 2004. The intrinsic value of the conversion feature on bridge notes and subordinated notes, which has been classified as interest expense amounted to approximately $12,393,000 for the year ended December 31, 2005 compared to $0 in the same period in 2004. Accretion of debt discounts during the year ended December 31, 2005 were approximately $2,143,000 compared to $0 in the same period in 2004. Interest income, was $19,250 and $77,000 in the year ended December 31, 2005 and 2004, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005. Other income also includes a gain associated with the change in the intrinsic value of a common stock put right of $300,000 in the year ended December 31, 2005.

For the year ended December 31, 2005, the net loss was $44,446,151 or $(0.76) per share on 58,465,686 weighted average shares outstanding compared to a net loss of $4,665,451 or $(0.12) per share on 38,808,280 weighted average shares outstanding for the year ended December 31, 2004.

Results of Operations for the year ended December 31, 2004

For the years ended December 31, 2004 and 2003, we generated revenue of $0 and $0, respectively.

Operating expenses amounted to $4,610,101 for the year ended December 31, 2004 compared to $16,540,369 for the year ended December 31, 2003, a reduction in operating expenses of $11,930,268. The reduction in operating expenses includes a reduction of approximately $6,800,000 related to common stock issued to non-employees for services, a reduction of approximately $2,200,000 associated with a loss on a financing arrangement, a reduction of approximately $2,350,000 associated with the write-off of advances made to a prospective acquiree business, a reduction of approximately $249,000 associated with costs of acquisitions not consummated, a reduction of approximately $80,000 for charges associated with a share exchange transaction, a reduction of approximately $1,000,000 in general and administrative expenses, an increase of approximately $328,000 associated with a stock-based penalty under an accommodation agreement, and an increase of approximately $439,000 associated with the settlement agreement with Mr. Allin.

For the year ended December 31, 2004, operating expenses included general and administrative expenses in the aggregate amount of $1,923,752, a charge for the fair value of 1,800,000 shares of common stock issuable as a penalty under a certain registration rights obligation in the amount of $1,434,900, losses associated with the settlement agreement with Mr. Allin in the amount of $438,667, and the fair value of 840,000 shares of common stock issued to non-employees for services in the amount of $767,567.

The most significant components of our general and administrative expenses include salaries of $669,233, professional fees of $786,671 and reimbursable expenses of $239,164. In September 2004, we entered into a Relationship Management Agreement with Dr. Afi Hasan, one of the selling stockholders of LucidLine, in the amount of $350,000. This amount was later reduced to $200,000 on June 6, 2005.

Interest expense for the year ended December 31, 2004 amounted to $132,350 compared to $132,596 for the year ended December 31, 2003. Interest income for the year ended December 31, 2004 was $77,000 compared to $153,401 for the year ended December 31, 2003.

For the year ended December 31, 2004, the net loss was $4,665,451 or $(0.12) per share on 38,808,280 weighted average shares outstanding compared to a net loss of $16,519,564 or $(0.44) per share on 37,143,785 weighted average shares outstanding for the year ended December 31, 2003.


Liquidity and Capital Resources

We incurred a net loss of $44,446,151 for the year ended December 31, 2005, which includes $35,210,652 of non-cash charges associated with: legal settlements in the amount of $2,273,622; stock based penalties under an accommodation agreements totaling $777,076; aggregate non-cash interest of $16,489,300 for the intrinsic value of conversion options triggered upon the default of notes, accretion of note discounts and amortization of deferred financing costs; aggregate stock based compensation of $1,554,369 for the amortization of deferred compensation under a stock based compensation arrangement, stock-options issued to a non-employee, common stock issued in lieu of cash for services and the intrinsic value of an employee stock option; asset impairment charges of $14,635,151 recorded in connection with a reduction in the carrying value of goodwill and acquired technology; a loss on a collateralized financing arrangement of $366,193; a loss on an asset disposal of $8,886; and depreciation and amortization of $560,126. The non-cash charges were offset by non-cash gains of $228,900 associated with the settlement of a related party consulting agreement payable $300,000 associated with a reduction of the intrinsic value of a put right, $389,103 for, a gain on a legal settlement and $19,250 of non-cash interest income. Including the amounts above, we used net cash flows in our operating activities of $9,235,499 during the year ended December 31, 2005. Our working capital deficiency at December 31, 2005 amounted to $28,249,199 and we are continuing to experience shortages of working capital. We are also involved in substantial litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of Form S-8 to register shares of common stock that we issued to certain consultants in a prior period. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in
Note 4 is critical to the realization of its business plan. We believe that we have lost critical timing advantages in the execution of our business plan as a result of having insufficient working capital The Company raised $11,277,000 of gross proceeds ($10,649,000 net proceeds after the payment of certain transaction expenses) in financing transactions during the year ended December 31, 2005. The Company used $9,235,499 of these proceeds to fund its operations (which includes a $1,388,000 reserve account established to assist the Company in the payment of liabilities assumed in business combinations), and a net of $882,385 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated (during February and March of 2005), net of cash acquired in the business combinations and the purchase of property and equipment. In addition, the Company repaid an aggregate of $1,239,909 of certain obligations due to certain officer/stockholders, $475,539 of which was a reduction of the funds held in the restricted cash reserve account established in connection with the Entelagent Merger (Note 4). Subsequent to December 31, 2005 the Company raised approximately $720,000 in additional gross funds in a bridge note transaction ("2006 Bridge Notes" - Note
23). In addition, the Company raised $895,000 in a financing which will become part of the Series A Preferred Stock and Warrants (Note 23). We are in the process of trying to raise up to an additional $5,400,000 through a proposed sale of our Series A Preferred Stock and Warrants. On March 27, 2006, the Company closed on the sale of $4,820,500 of the Series A Preferred Stock and Warrants.(Note 23). This amount includes the amounts noted for the 2006 Bridge notes and the $895,000 financing noted above.

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, the Company has offered its creditors and claimants a proposed agreement to issue preferred securities convertible into common stock for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (see Note 23). Currently, creditors representing approximately 75% of the Company's claims outstanding, which includes amounts settled under the accommodation agreement, have indicated their acceptance of the Company's proposal. The Company is currently unable to provide assurance that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


RISK FACTORS

The risks noted below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2005, our cash balance was $14 and we had a working capital deficit of $28,249,199. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

The Company is attempting to restructure any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants may have with the Company pursuant to the Creditor and Claimant Liabilities Restructuring described in Note 23. The Company's failure to successfully complete the Creditor and Claimant Liabilities Restructuring could adversely impact the Company's ability to raise additional financing, or could force the Company to liquidate assets, or seek bankruptcy protection. There can be no assurance that the Company will successfully complete the Creditor and Claimant Liabilities Restructuring. Such a failure could materially adversely affect the Company's ability to continue as a going concern.

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS AND PROSPECTS DUE TO OUR LIMITED OPERATING HISTORY, LACK OF REVENUES AND LACK OF PRODUCT OFFERINGS.

We are at an early stage of executing our business plan and have no history of offering information security capabilities. We were incorporated in Delaware in 2002. Significant business operations only began with the acquisitions completed in February and March 2005. As a result of our limited history, it may be difficult to plan operating expenses or forecast our revenues accurately. Our assumptions about customer or network requirements may be wrong. The revenue and income potential of these products is unproven, and the markets addressed by these products are volatile. If such products are not successful, our actual operating results could be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $84.4 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

WE ARE CURRENTLY SUBJECT TO AN SEC INVESTIGATION.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions and certain of the actions of our officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or
Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on the The OTC Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. To date, our legal counsel representing us in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against us, our officers, directors and/or others.

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As of March 21, 2006, the executive officers, directors and entities affiliated with any of them together beneficially owned approximately 18.2% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 21, 2006, there were 61,648,360 shares of common stock outstanding, of which 11,241,734 shares were held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

         o and the financial strength of our value-added resellers and distributors.

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

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

Our business plan is dependent upon the acquisition and integration of companies that have previously operated independently. To date we have experienced delays in implementing our business plan as a result of limited capital resources, which has had a material adverse affect on our business. Further delays in the process of integrating could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with our integration of acquired operations could have an adverse effect on our business, results of operations, financial condition or prospects.

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES AND IF OPERATING LOSSES CONTINUE, WILL BE REQUIRED TO OBTAIN ADDITIONAL CAPITAL THROUGH FINANCINGS WHICH WE MAY NOT BE ABLE TO SECURE.

To achieve our intended growth, we will require substantial additional capital. We have encountered difficulty and delays in raising capital to date and the market environment for development stage companies, like ours, remains particularly challenging. There can be no assurance that funds will be available when needed or on acceptable terms. Technology companies in general have experienced difficulty in recent years in accessing capital. Our inability to obtain additional financing may require us to delay, scale back or eliminate certain of our growth plans which could have a material and adverse effect on our business, financial condition or results of operations or could cause us to cease operations. Even if we are able to obtain additional financing, such financing could be structured as equity financing that would dilute the ownership percentage of any investor in our securities.

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

WE HAVE EXPERIENCED ISSUES WITH OUR FINANCIAL SYSTEMS, CONTROLS AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. Through the quarter ended December 31, 2005, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified material weakness in our internal controls. These material weaknesses affected our ability to timely file our reports with the SEC and communicate critical information to management that was needed to make business decisions. Although we have taken steps to correct these previous deficiencies and are currently in compliance with the SEC's reporting requirements, we have limited capital resources and are still at risk for the loss of key personnel in our finance department. The loss of key personnel in our finance department, or any other conditions that could disrupt our operations in this area, could have a material adverse affect on our ability to communicate critical information to management and our investors, raise capital and/or maintain compliance with our SEC reporting obligations. These circumstances, if they arise, could have a material adverse affect on our business.

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

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY WOULD BE IMPAIRED.

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

ITEM 7.  FINANCIAL STATEMENTS

                              PATRON SYSTEMS, INC.
                                DECEMBER 31, 2005

                                    CONTENTS

Report of Independent Registered Public Accounting Firm ...................   30
FINANCIAL STATEMENTS
Consolidated Balance Sheet as of December 31, 2005 ........................   31
Consolidated Statements of Operations for the years
  ended December 31, 2005 and 2004 ........................................   32
Consolidated Statements of Stockholders' Deficiency
  for the years ended December 31, 2005 and 2004...........................   33
Consolidated Statements of Cash Flows for the years
  ended December 31, 2005 and 2004 ........................................   34
Notes to Consolidated Financial Statements ................................   35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Patron Systems, Inc.

We have audited the accompanying consolidated balance sheet of Patron Systems. Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patron Systems. Inc., as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since its inception, has a working capital deficiency and is involved in numerous litigation matters. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP
-------------------------
Marcum & Kliegman LLP

New York, New York
March 27, 2006

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                        2005
                                                                     -----------
ASSETS
Current Assets:
   Cash .......................................................    $         14
   Restricted cash ............................................         511,691
   Accounts receivable, net ...................................         240,534
   Other current assets .......................................         153,001
                                                                   ------------
      Total current assets ....................................         905,240

Property and equipment, net ...................................         169,925
Intangible assets, net ........................................       1,232,757
Goodwill ......................................................       9,510,716
                                                                   ------------
      Total assets ............................................    $ 11,818,638
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Accounts payable ...........................................    $  1,644,772
   Accrued payroll and related expenses .......................       1,405,586
   Accrued interest ...........................................       1,402,354
   Consulting agreement payable ...............................         100,000
   Demand notes payable .......................................       1,056,056
   Bridge notes payable .......................................      11,256,091
   Acquisition notes payable ..................................       4,500,000
   Notes payable (to creditors of acquired business,
      including $2,101,357 to related parties) ................       2,602,913
   Expense reimbursements due to officers and stockholders ....         172,328
   Notes payable to officers and stockholders .................         235,712
   Other current liabilities ..................................       1,006,506
   Amounts due under settlement with former officer ...........       1,130,022
   Deferred revenue ...........................................         332,081
   Accrued registration penalty ...............................          81,928
   Accrued settlement under accommodation agreements ..........       2,228,090
                                                                   ------------
      Total current liabilities ...............................      29,154,439

Note payable - stock repurchase obligation due
   to former officer ..........................................       1,738,667
                                                                   ------------
      Total liabilities .......................................      30,893,106
                                                                   ------------

Common stock subject to put right (2,000,000 shares) ..........       1,000,000
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficiency
   Preferred stock, par value $0.01 per share, 75,000,000
      shares authorized, none issued and outstanding ..........            --
   Common stock, par value $0.01 per share, 150,000,000
      shares authorized, 59,348,360 shares issued and
      outstanding as of December 31, 2005 (net of 2,000,000
      shares subject to put right) ............................       4,049,143
   Additional paid-in capital .................................      61,571,916
   Common stock repurchase obligation .........................      (1,300,000)
   Deferred compensation ......................................          (7,500)
   Accumulated deficit ........................................     (84,388,027)
                                                                   ------------
      Total stockholders' deficiency ..........................     (20,074,468)
                                                                   ------------
      Total liabilities and stockholders' deficiency ..........    $ 11,818,638
                                                                   ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                                   (Development
                                                                       Stage)

Revenue ........................................   $    641,740    $       --
                                                   ------------    ------------
Cost of Sales
   Cost of products/services ...................        371,900            --
   Amortization of technology ..................        396,670            --
                                                   ------------    ------------
      Total cost of sales ......................        768,570            --
                                                   ------------    ------------
   Gross loss ..................................       (126,830)           --
                                                   ------------    ------------
Operating Expenses
   Salaries and related expenses ...............      4,656,814         669,233
   Consulting expense ..........................      1,483,933         767,567
   Professional fees ...........................      1,196,781         771,381
   General and administrative ..................      1,331,633         483,138
   Depreciation and amortization ...............        163,456            --
   Registration penalties ......................        859,004       1,434,900
   Assessment fee ..............................        370,000            --
   Loss on collateralized financing arrangement         366,193            --
   Goodwill impairment charge ..................     12,929,696
   Acquired technology impairment charge .......      1,705,455
   Charges associated with share exchange
      transaction ..............................           --            45,215
   Losses associated with legal settlements,
      net ......................................      1,884,519         438,667
                                                   ------------    ------------
      Total operating expenses .................     26,947,484       4,610,101

Loss from operations ...........................    (27,074,314)     (4,610,101)

Other Income (Expense)
   Interest income .............................         19,250          77,000
   Change in intrinsic value of common
   stock put right .............................        300,000            --
   Loss on sale of property and equipment ......         (8,886)           --
   Interest expense ............................    (17,682,201)       (132,350)
                                                   ------------    ------------

Total Other Expense ............................    (17,371,837)        (55,350)
                                                   ------------    ------------

Loss before income taxes .......................    (44,446,151)     (4,665,451)
   Income taxes ................................           --              --
                                                   ------------    ------------

Net loss .......................................   $(44,446,151)   $ (4,665,451)
                                                   ============    ============

Net Loss Per Share - Basic and Diluted .........   $      (0.76)   $      (0.12)
                                                   ============    ============

Weighted Average Number of Shares
   Outstanding - Basic and diluted .............     58,465,686      38,808,280
                                                   ============    ============


See notes to condensed consolidated financial statements.

               PATRON SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED
                 STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                                               ADDITIONAL
                                               SHARES OF       PAR VALUE        PAID IN        REPURCHASE
                                              COMMON STOCK    COMMON STOCK      CAPITAL        OBLIGATION
                                              ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2004 ..................     38,401,388       1,477,514      29,003,259            --
Common stock to be repurchased under
   Allin Settlement Agreement .............     (2,000,000)        (20,000)       (980,000)     (1,300,000)
Issuance of common stock for services
   at March 24, 2004 for $0.42 per share ..        500,000           5,000         205,000            --
Issuance of common stock in private
   placement transaction on May 21, 2004
   at $0.279 per share ....................        714,824           7,148         192,852            --
Issuance of common stock for services
   at June 4, 2004 for $0.699 per share ...        500,000         349,500            --              --
Issuance of common stock for services
   at August 4, 2005 for $1.199 per share .        500,000         599,500            --              --
Common stock issued in lieu of cash for
   services on September 10, 2004 for
   $0.789 per share .......................        100,000          78,900            --              --
Common stock issued in lieu of cash for
   services on September 13, 2004 for
   $0.25 per share ........................        240,000           2,400          57,600            --
Issuance of common stock in private
   placement transaction on December 14,
   2004 for $1.00 per share ...............        500,000           5,000         495,000            --
Common stock issued for conversion of
   convertible notes on December 28,
   2004 for $0.77 per share ...............        201,648         156,600            --              --
Common stock issued under Accommodation
   Agreement penalty at end-of-month
   fair values beginning January 31, 2004 .      1,800,000       1,434,900            --              --
Stock options issued in lieu of cash
   for services on December 31, 2004
   with a fair value of $0.63 per share ...           --              --           945,000            --
Amortization of Deferred stock-based
   compensation ...........................           --              --              --              --
Net Income ................................           --              --              --              --
                                              ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004.................   $ 41,457,860    $  4,096,462    $ 29,918,711    $ (1,300,000)
Common stock issued in purchase business
   combinations
      Complete Security Solutions, Inc. ...      7,500,000          75,000       6,300,000            --
      LucidLine, Inc. .....................      4,400,000          44,000       3,696,000            --
      Entelagent Software Corporation .....      3,000,000          30,000       2,520,000            --
Amortization of deferred stock-based
   compensation ...........................           --              --              --              --
Issuance of warrants to Bridge Note I
   Investors ..............................           --              --         1,043,860            --
Issuance of warrants issued as purchase
   consideration ..........................           --              --         1,912,500            --
Issuance of warrants to transaction
   advisors ...............................           --              --           255,000            --
Issuance of warrants to placement agent
   - Interim Bridge Financing I ...........           --              --           297,500            --
Common stock under accommodation
   agreement as a penalty .................      1,800,000         777,076            --              --
Common stock issued under collateralized
   financing arrangement ..................        890,500           8,905         397,300            --
Common stock issued in lieu of cash .......           --          (939,000)        939,000            --
Common stock issued on consulting agreement        400,000          35,600            --              --
Recission of common stock under
   consulting agreement ...................       (100,000)        (78,900)           --              --
Issuance of warrants to Bridge Note II
   investors ..............................           --              --           532,723            --
Issuance of warrants to placement agent
   - Interim Bridge Financing II ..........           --              --            80,867            --
Issuance of warrants in connection with
   bridge loan extension ..................           --              --           946,924            --
Issuance of stock options to Chief
   Executive Officer ......................           --              --            30,000            --
Issuance of warrants to Bridge Note
   III investors ..........................           --              --           587,595            --
Reduction of intrinsic value of put right .           --              --          (300,000)           --
Conversion option penalty incurred upon
   default of Bridge Financing I ..........           --              --         3,500,000            --
Conversion option penalty incurred upon
   default of Subordinated Notes ..........           --              --         4,500,000            --
Conversion option penalty incurred upon
   default of Bridge Financing II .........           --              --         2,543,000            --
Conversion option penalty incurred upon
   default of Bridge Financing III ........           --              --         1,850,000            --
Issuance of options to non-employee .......           --              --            20,936            --
Net Loss ..................................           --              --              --              --
                                              ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 ................     59,348,360    $  4,049,143    $ 61,571,916    $ (1,300,000)
                                              ============    ============    ============    ============


                                              COMMON STOCK
                                                DEFERRED      ACCUMULATED
                                              COMPENSATION      DEFICIT           TOTAL
                                              ------------    ------------    ------------
BALANCE, JANUARY 1, 2004 ..................           --       (35,276,425)     (4,795,652)
Common stock to be repurchased under
   Allin Settlement Agreement .............           --              --        (2,300,000)
Issuance of common stock for services
   at March 24, 2004 for $0.42 per share ..       (210,000)           --              --
Issuance of common stock in private
   placement transaction on May 21, 2004
   at $0.279 per share ....................           --              --           200,000
Issuance of common stock for services
   at June 4, 2004 for $0.699 per share ...       (349,500)           --              --
Issuance of common stock for services
   at August 4, 2005 for $1.199 per share .       (599,500)           --              --
Common stock issued in lieu of cash for
   services on September 10, 2004 for
   $0.789 per share .......................           --              --            78,900
Common stock issued in lieu of cash for
   services on September 13, 2004 for
   $0.25 per share ........................           --              --            60,000
Issuance of common stock in private
   placement transaction on December 14,
   2004 for $1.00 per share ...............           --              --           500,000
Common stock issued for conversion of
   convertible notes on December 28,
   2004 for $0.77 per share ...............           --              --           156,600
Common stock issued under Accommodation
   Agreement penalty at end-of-month
   fair values beginning January 31, 2004 .           --              --         1,434,900
Stock options issued in lieu of cash
   for services on December 31, 2004
   with a fair value of $0.63 per share ...       (945,000)           --              --
Amortization of Deferred stock-based
   compensation ...........................        628,667            --           628,667
Net Income ................................           --        (4,665,451)     (4,665,451)
                                              ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004.................   $ (1,475,333)   $(39,941,876)     (8,702,036)
Common stock issued in purchase business
   combinations
      Complete Security Solutions, Inc. ...           --              --         6,375,000
      LucidLine, Inc. .....................           --              --         3,740,000
      Entelagent Software Corporation .....           --              --         2,550,000
Amortization of deferred stock-based
   compensation ...........................      1,467,833            --         1,467,833
Issuance of warrants to Bridge Note I
   Investors ..............................           --              --         1,043,860
Issuance of warrants issued as purchase
   consideration ..........................           --              --         1,912,500
Issuance of warrants to transaction
   advisors ...............................           --              --           255,000
Issuance of warrants to placement agent
   - Interim Bridge Financing I ...........           --              --           297,500
Common stock under accommodation
   agreement as a penalty .................           --              --           777,076
Common stock issued under collateralized
   financing arrangement ..................           --              --           406,205
Common stock issued in lieu of cash .......           --              --              --
Common stock issued on consulting agreement           --              --            35,600
Recission of common stock under
   consulting agreement ...................           --              --           (78,900)
Issuance of warrants to Bridge Note II
   investors ..............................           --              --           532,723
Issuance of warrants to placement agent
   - Interim Bridge Financing II ..........           --              --            80,867
Issuance of warrants in connection with
   bridge loan extension ..................           --              --           946,924
Issuance of stock options to Chief
   Executive Officer ......................           --              --            30,000
Issuance of warrants to Bridge Note
   III investors ..........................           --              --           587,595
Reduction of intrinsic value of put right .           --              --          (300,000)
Conversion option penalty incurred upon
   default of Bridge Financing I ..........           --              --         3,500,000
Conversion option penalty incurred upon
   default of Subordinated Notes ..........           --              --         4,500,000
Conversion option penalty incurred upon
   default of Bridge Financing II .........           --              --         2,543,000
Conversion option penalty incurred upon
   default of Bridge Financing III ........           --              --         1,850,000
Issuance of options to non-employee .......           --              --            20,936
Net Loss ..................................           --       (44,446,151)    (44,446,151)
                                              ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 ................   $     (7,500)   $(84,388,027)   $(20,074,468)
                                              ============    ============    ============


See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED
                                                                                DECEMBER 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..........................................................   $(44,446,151)   $ (4,665,451)
                                                                       ------------    ------------
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization ................................        560,126            --
      Amortization of deferred compensation ........................      1,467,833            --
      Common stock issued in lieu of cash for services .............         35,600         767,567
      Stock options issued to non-employees ........................         20,936            --
      Stock options issued to chief executive officer ..............         30,000            --
      Accretion related to warrants issued with bridge notes .......      2,143,269            --
      Amortization of deferred financing costs .....................      1,953,031            --
      Penalty warrants issued to bridge note holders ...............     12,393,000            --
      Stock based penalty under accomodation agreement .............        777,076       1,434,900
      Goodwill impairment charge ...................................     12,929,696            --
      Acquired technology impairment charge ........................      1,705,455
      Losses associated with legal settlements .....................      2,273,622         438,667
      Gain on legal settlement .....................................       (389,103)           --
      Loss on collateralized financing arrangement .................        366,193            --
      Loss on sale of property and equipment .......................          8,886            --
      Reduction in intrinsic value of put right ....................       (300,000)           --
      Gain on settlement of consulting agreement payable ...........       (228,900)           --
      Non-cash interest income .....................................        (19,250)        (77,000)
      Changes in operating assets and liabilities:
         Restricted cash ...........................................       (511,691)           --
         Prepaid expenses ..........................................         51,487          (6,310)
         Accounts receivable .......................................       (104,889)           --
         Other current assets ......................................        (60,412)           --
         Accounts payable ..........................................       (149,002)        186,525
         Accrued interest ..........................................        414,676         132,350
         Deferred revenue ..........................................        132,330            --
         Expense reimbursements due to officers and shareholders ...        (94,062)           --
         Accrued payroll and payroll related expenses ..............       (732,814)        107,153
         Amounts due under settlement with former officer ..........        165,298            --
         Other current liabilities .................................        356,773            --
         Consulting agreements payable .............................        (50,000)        300,000
         Accrued registration penalty ..............................         81,928            --
         Other accrued expenses ....................................        (16,440)           --
                                                                       ------------    ------------
      Total adjustments ............................................     35,210,652       3,283,852
                                                                       ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..............................     (9,235,499)     (1,381,599)
                                                                       ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances to prospective acquiree businesses .....................           --           (24,500)
   Cash payments in purchase business combinations .................       (857,633)           --
   Cash acquired in purchase business combinations .................        416,397            --
   Acquisition of intellectual property ............................       (334,387)           --
   Proceeds from sale of property and equipment ....................          1,500            --
   Purchase of fixed assets ........................................       (108,262)           --
                                                                       ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..............................       (882,385)        (24,500)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Expenses (repaid to) officers and stockholders ..................       (250,694)         17,349
   Advances from stockholders ......................................           --            58,694
   Advances from prospective acquiree business .....................           --           653,000
   Deferred financing costs ........................................       (627,739)           --
   Repayments of amounts due under settlement with former officer ..       (200,000)           --
   Proceeds from issuance of bridge notes ..........................     11,277,000            --
   Proceeds from issuance of common stock ..........................           --           700,000
   Repayments of advances from shareholders ........................       (126,570)           --
                                                                       ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................     10,071,997       1,429,043
                                                                       ------------    ------------
NET (DECREASE) INCREASE IN CASH ....................................        (45,887)         22,944
CASH, beginning of period ..........................................         45,901          22,957
                                                                       ------------    ------------
CASH, end of period ................................................   $         14    $     45,901
                                                                       ------------    ------------
Supplemental Disclosures of Cash Flow Information:
   Issuance of note under stock repurchase obligation ..............   $       --      $  1,300,000
   Obligation to repurchase 2,000,000 shares of common stock subject
   to put right ....................................................           --         1,000,000
Cash paid during the period for:
   Interest ........................................................        527,715            --
Supplemental non-cash investing and finanical activity:
Acquisition of businesses:
   Current tangible assets acquired ................................        328,411
   Non-current tangible assets acquired ............................      2,809,689
   Current liabilities assumed with acquisitions ...................     (8,457,986)
   Non-current liabilities assumed with acquisitions ...............       (447,790)
   Intangible assets acquired ......................................      3,101,000
   Goodwill recognized on purchase business combinations ...........     22,440,412
   Non-cash consideration ..........................................    (19,332,500)
   Cash acquired in purchase business combinations .................        416,397
                                                                       ------------
   Cash paid to acquire businesses .................................        857,633
                                                                       ------------

See notes to condensed consolidated financial statements.

                              PATRON SYSTEMS, INC.
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc. is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions.

DEVELOPMENT STAGE OPERATIONS

The Company was a development stage enterprise until December 31, 2004, with a limited history of operations and with no revenues generated from its inception through December 31, 2004. During the period from its inception until December 31, 2004, the Company's principal business activities consisted of raising capital and identifying potential merger and acquisition candidates that have developed high potential technologies with applications in information security and homeland defense. The Company acquired three operating businesses during the year ended December 31, 2005 (Note 4). Accordingly, the Company is no longer considered to be a development stage enterprise effective for the year ended December 31, 2005.

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss of $44,446,151 for the year ended December 31, 2005, which includes $35,210,652 of non-cash charges associated with: legal settlements in the amount of $2,273,622; stock based penalties under an accommodation agreements totaling $777,076; aggregate non-cash interest of $16,489,300 for the intrinsic value of conversion options triggered upon the default of notes, accretion of note discounts and amortization of deferred financing costs; aggregate stock based compensation of $1,554,369 for the amortization of deferred compensation under a stock based compensation arrangement, stock-options issued to a non-employee, common stock issued in lieu of cash for services and the intrinsic value of an employee stock option; asset impairment charges of $14,635,151 recorded in connection with a reduction in the carrying value of goodwill and acquired technology; a loss on a collateralized financing arrangement of $366,193; a loss on an asset disposal of $8,886; and depreciation and amortization of $560,126. The non-cash charges were offset by non-cash gains of $228,900 associated with the settlement of a related party consulting agreement payable, $300,000 associated with a reduction of the intrinsic value of a put right, $389,103 for, a gain on a legal settlement and $19,250 of non-cash interest income. Including the amounts above, the Company used net cash flows in its operating activities of $9,235,499 during the year ended December 31, 2005. The Company's working capital deficiency at December 31, 2005 amounted to $28,249,199 and the Company is continuing to experience shortages of working capital. The Company is also involved in substantial litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of Form S-8 to register shares of common stock that the Company issued to certain consultants in a prior period. The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in Note 4 is critical to the realization of its business plan. To date, the Company believes that it has lost critical timing advantages in the execution of its business plan as a result of having insufficient working capital (Note 5). The Company raised $11,277,000 of gross proceeds ($10,649,261 net proceeds after the payment of certain transaction expenses) in financing transactions during the year ended December 31, 2005. The Company used $9,235,499 of these proceeds to fund its operations (which includes a $1,388,000 reserve account established to assist the Company in the payment of liabilities assumed in business combinations), and a net of $882,385 in investing activities, which principally includes the cash component of purchase business combinations that the Company consummated (during February and March of 2005), net of cash acquired in the business combinations and the purchase of property and equipment. In addition, the Company repaid an aggregate of $1,239,909 of certain obligations due to certain officer/stockholders, $475,539 of which was a reduction of the funds held in the restricted cash reserve account established in connection with the Entelagent Merger (Note 4). Subsequent to December 31, 2005 the Company raised approximately $720,000 (approximately $540,000 net of transaction expenses) in additional gross funds in a bridge note transaction ("2006 Bridge Notes" - Note 23). In addition, the Company raised $895,000 in a financing which will become part of the Series A Preferred Stock and Warrants (Note 23). The Company is attempting to raise up to an additional $5,400,000 through a proposed sale of its Series A Preferred Stock and Warrants. On March 27, 2006, the Company closed on $4,820,500 of the Series A Preferred Stock and Warrants (Note 23). This amount includes the amounts noted for the 2006 Bridge notes and the $895,000 financing noted above.

On September 23, 2005 the Company communicated a proposal, which it revised in November 2005, offering its creditors and claimants (including lenders, past-due trade accounts, employees, consultants and other service providers with claims for fees, wages, expenses, etc.) a proposed agreement to participate in an exchange of their claims and/or amounts of indebtedness owed for common stock (Note 21). The Company cannot provide any assurance that the acceptance of this proposal or completion of this exchange offer, if completed, will actually improve its ability to fund the further development of its business plan or improve its operations.

As described in Note 23, the Company revised its offer in January 2006 to issue preferred stock, as opposed to common stock, in exchange for such claims. Subsequent to December 31, 2005, creditors and claimants representing approximately 75% of aggregate claims have indicated their acceptance of the Company's proposal.

Subsequent to December 31, 2005 the Company raised $720,000 of gross proceeds (approximately $540,000 net of transaction expenses) in a bridge note transaction (Note 23),. The terms of the bridge note transaction provided for the automatic exchange of these notes for Series A Preferred Stock and Warrants upon the completion of a private placement transaction. On March 27, 2006, the Company issued $4,820,500 of its Series A Preferred Stock and Warrants in a private placement transaction, which includes $720,000 related to the automatic exchange of the bridge notes (Note 23).

The Company is currently in the process of attempting to raise additional capital and has taken certain steps to conserve its liquidity while it continues to integrate the acquired businesses. Although the Company believes that it has access to capital resources, it has not secured any commitments for additional financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital and/or successfully execute its business plan.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, Complete Security Solutions, Inc., LucidLine, Inc. and PILEC Disbursement Company. All significant inter-company transactions have been eliminated.

DEVELOPMENT STAGE OPERATIONS

We were a development stage enterprise through December 31, 2004 as our activities principally consisted of raising capital and screening potential acquisition candidates in the information and homeland security segments. As described in Note 4, we consummated acquisitions of three businesses that have developed technologies, customer bases and are generating revenue. Accordingly, we are no longer considered to be a development stage enterprise effective for the year ended December 31, 2005.

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

BUSINESS COMBINATIONS

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 4 amounting to $22,440,412. The Company's annual impairment review of goodwill has identified that goodwill impairment charges totaling $12,929,696 are necessary for the year ended December 31, 2005 (Note 5). Intangible assets continue to be amortized over their estimated useful lives.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company has determined that an impairment charge of $1,705,455 is necessary for the year ended December 31, 2005 (Note 9).

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of the accommodation agreements in March 2006 (Notes 16 and 23). Actual results could differ from those estimates.

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

                                                     Year ended December 31,
                                                 -------------     ------------
                                                     2005              2004
                                                 -------------     ------------
Net Loss, as reported ......................     $(44,446,151)     $ (4,665,451)
   (+) Stock-based compensation cost
   reflected in the financial statements ...           22,500              --
   (-) Stock-based employee compensation
   expense under the fair value method .....         (440,753)       (1,143,611)
                                                 -------------     ------------
Proforma Net Loss ..........................     $(44,864,404)     $ (5,809,062)
                                                 =============     ============
Net Loss per Share-
   Basic and Diluted, as reported ..........     $      (0.76)     $      (0.12)
                                                 =============     ============
   Basic and Diluted, proforma .............     $      (0.77)     $      (0.15)
                                                 =============     ============

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

Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

As a result of the consummation of the Share Exchange described in Note 1, the Company included 1,200,000 stock options with an exercise price of $.01 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options, warrants and convertible notes as their effect would be anti-dilutive:

                                            December 31
                                      -----------------------
                                         2005         2004
                                      ----------   ----------
                  Options .........   11,640,000    5,925,000
                  Warrants ........   12,927,580       15,000
                  Convertible Notes   47,589,120         --
                                      ----------   ----------
                                      72,156,700    5,940,000
                                      ==========   ==========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also requires consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In December  2004,  the FASB issued SFAS No. 123R "Share  Based  Payment"  (SFAS
123R). This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. The charge will be reflected in the Company's Statements of Operations during periods in which such charges are recorded, but will not affect its Balance Sheets or Statements or Cash Flows. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first reporting period of the fiscal year that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" (SFAS 153). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 4 - BUSINESS COMBINATIONS

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

The Company did not redeem the Subordinated Notes on August 24, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $4,500,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

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

Entelagent provides flexible and scalable real-time content-aware e-mail monitoring and post-event review of e-mail messages and their attachments as well as infrastructure for knowledge management of archived e-mail messages and attachments in all media. Entelagent's e-mail content monitoring technology addresses the need for comprehensive internal security measures to safeguard company intellectual capital. The Company acquired Entelagent because it believes that Entelagent's information surveillance and protection technologies fit within its strategic plan of building a business that addresses the urgency of homeland and information security initiatives.

In connection with the Entelagent Merger, the Company issued 3,000,000 shares of the Company's common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. The Company has agreed to register the resale of the 3,000,000 shares of common stock issued to the holders of the outstanding capital stock of Entelagent at such time as the Company next files a registration statement with the SEC on a best efforts basis. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, the Company also agreed to (i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) pay and satisfy $1,388,000 in outstanding liabilities of Entelagent. The Company placed $1,388,000 of the proceeds it received from the Interim Bridge Financing I financing transaction completed on February 28, 2005 in a reserve account established to assist the Company in the payment of such liabilities. The non-disbursed funds as of December 31, 2005 are presented as restricted cash in the accompanying balance sheet.

Subsequent to the date of the acquisition, the Company modified its purchase price allocation for the finalization of amounts owed by approximately $37,000 and thereby reduced the aggregate balance of the notes issued in connection with the consummation of the Entelagent Merger to $2,602,912.

BUSINESS COMBINATION ACCOUNTING

The Company accounted for its acquisitions of CSSI, LucidLine and Entelagent using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of identifiable assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each business combination is included in the Company consolidated results of operations for the year ended December 31, 2005.

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

The following table provides a breakdown of the purchase price including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

                              CSSI       LucidLine    Entelagent       Total
-----------------------   -----------   -----------   -----------   -----------
Cash ..................   $      --     $   200,000   $      --     $   200,000
Common Stock ..........     6,375,000     3,740,000     2,550,000    12,665,000
Subordinated promissory
  notes................     4,500,000          --            --       4,500,000
Common stock warrants .     1,912,500          --            --       1,912,500
Transaction expenses ..       398,128       154,611       359,894       912,633
   Total Purchase Price   $13,185,628   $ 4,094,611   $ 2,909,894   $20,190,133

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

PURCHASE PRICE ALLOCATION

Under business combination accounting, the total purchase price was allocated to CSSI's and LucidLine's net tangible and identifiable intangible assets based on their estimated fair values as of February 25, 2005. The total purchase price allocation for Entelagent's net tangible and identifiable intangible assets was based on their estimated fair values as of March 30, 2005. The allocation of the purchase price for these three acquisitions is set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The Company assumed $476,594 of payroll and sales tax liabilities in its acquisition of Entelagent that were in arrears at the date the transaction was consummated (Note 15). These liabilities have been estimated at their fair value in the purchase price allocation. The settlement of these amounts is in negotiation and could change, as the outcome of any proposed settlement is unknown at the date of filing.

                                          CSSI         LucidLine       Entelagent        Total
-----------------------------------   ------------    ------------    ------------    ------------
Fair value of tangible assets:
   Cash ...........................   $    399,636    $      9,563    $      7,198    $    416,397
   Accounts receivable ............         27,791          22,936          84,918         135,645
   Employee receivables ...........        111,773           2,000          27,500         141,273
   Other current assets ...........         45,177             326           5,990          51,493
-----------------------------------   ------------    ------------    ------------    ------------
      Total current assets ........        584,377          34,825         125,606         744,808
Property and Equipment ............         62,000          61,000          12,000         135,000
Other assets ......................           --              --              --              --

Advances to prospective affiliates       2,674,689            --              --         2,674,689
-----------------------------------   ------------    ------------    ------------    ------------
Total tangible assets .............      3,321,066          95,825         137,606       3,554,497
Liabilities assumed:
   Accounts payable ...............       (128,854)        (32,473)       (345,769)       (507,096)
   Advances from prospective
      affiliate ...................          --           (829,032)     (2,363,359)     (3,192,391)
   Accrued expenses and other
      current liabilities .........       (404,168)           --        (4,354,331)     (4,758,499)
-----------------------------------   ------------    ------------    ------------    ------------
      Total current liabilities ...       (533,022)       (861,505)     (7,063,459)     (8,457,986)
Long term liabilities .............           --          (102,460)       (345,330)       (447,790)
-----------------------------------   ------------    ------------    ------------    ------------
      Total liabilities assumed ...       (533,022)       (963,965)     (7,408,789)     (8,905,776)
-----------------------------------   ------------    ------------    ------------    ------------
Net tangible assets acquired ......      2,788,044        (868,140)     (7,271,183)     (5,351,279)
Value of excess allocated to:
   Developed technology ...........        670,000            --         1,900,000       2,570,000
   Customer relationships .........        180,000            --              --           180,000
   Trademarks and tradenames ......         55,000            --           106,000         161,000
   In-process research and
      development .................        190,000            --              --           190,000
   Goodwill .......................      9,302,584       4,962,751       8,175,077      22,440,412
-----------------------------------   ------------    ------------    ------------    ------------
Purchase Price ....................   $ 13,185,628    $  4,094,611    $  2,909,894    $ 20,190,133
                                      ============    ============    ============    ============

The purchase price allocation was based upon a valuation study performed by an independent outside appraisal firm. The Company, in formulating the allocation, considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses' products and services. The Company made certain adjustments during the year ended December 31, 2005 to its original purchase price allocation as a result of (a) having negotiated settlements of certain liabilities that it assumed in its business combination with Entelagent, (b) having completed the audits of the acquired businesses and (c) the reevaluation of the carrying amounts of certain accounts receivable balances recorded in purchase accounting. These changes resulted in a net increase of $6,660 to the Company's original determination of goodwill. In addition, the Company reduced both other current assets and current liabilities by $27,500 to offset a prepayment of a liability that occurred prior to the acquisition.

PROFORMA FINANCIAL INFORMATION

The unaudited financial information in the table below summarizes the combined results of operations of the Company and CSSI, LucidLine and Entelagent, on a proforma basis, as if the companies had been combined as of the beginning of each of the periods presented.

The unaudited proforma financial information for the year ended December 31, 2005 combines the historical results for Patron for the year ended December 31, 2005 and the historical results for CSSI and LucidLine for the period from January 1, 2005 to February 24, 2005 and the historical results for Entelagent for the period from January 1, 2005 to March 30, 2005. The unaudited proforma financial results for the year ended December 31, 2004 combines the historical results for Patron for this period with the historical results for CSSI, Entelagent and LucidLine for the year ended December 31, 2004.

                                                      2005             2004
-----------------------------------------------   ------------    ------------
Total revenues ................................   $    800,710    $  1,822,197
Net loss ......................................    (46,152,799)    (12,390,906)
Weighted average shares outstanding on a
  proforma basis ..............................     61,022,946      53,708,280
Proforma net loss per share, basic and diluted    $      (0.76)   $      (0.23)

The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these three companies had taken place at the beginning of each of the periods presented

NOTE 5 - IMPAIRMENT OF GOODWILL

The Company recorded $22,440,412 of goodwill in connection with its acquisitions of CSSI, Lucidline and Entelagant (Note 4). The amount of goodwill that the Company recorded in connection with these acquisitions was determined by comparing the aggregate amounts of the respective purchase prices plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for each of the businesses described in Note 4.

The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2005 in accordance with SFAS 142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to its business amounted to $9,510,716. Accordingly, the Company recorded a goodwill impairment charge in the amount of $12,929,696 for the year ended December 31, 2005. The valuation was performed by an outside specialist using a weighted average discounted cash flows modeling approach.

The Company recorded the aforementioned charge during the quarter ended December 31, 2005 after key management re-evaluated the Company's available resources and the strategic direction of the business. As a result of having made this evaluation, management determined that the Company's entry into the market for homeland security information systems solutions was not feasible given its limited capital resources. Accordingly, management determined that, it would be necessary to curtail certain of the businesses activities and principally pursue opportunities for sales of its software products in commercial applications. The Company also believes that the delays it experienced in executing its business plan enabled its competitors to gain market share. The Company attributes such delays to the fact that it had limited capital and human resources during 2005, which it principally used to bring the Company into compliance with its SEC reporting obligations. The Company cannot provide any assurance as to when, if ever, it will gain the market share it had originally expected to at the time it completed its acquisitions of CSSI, Entelagent, and Lucidline or that it will be successful in its efforts to pursue opportunities for commercial sales of its products.

Based on these factors, the Company revised its forecasts of future sales to give effect to certain external factors which include (i) changes in market conditions and increasing competition that occurred with the passage of time, and (ii) its decision to no longer pursue opportunities for homeland security information systems solutions. In addition, the Company's limited capital resources have had a material adverse affect on its ability to sustain the level of growth it had originally assumed at the time it formulated its business plan

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                       December 31, 2005
                                       -----------------
Employee receivables.................. $         52,029
Prepaid expenses......................           78,100
Deposits..............................           22,872
                                       -----------------
  Other current assets................ $         153,001
                                       =================

Note 7 - Property and Equipment

                                       December 31, 2005
                                       -----------------
Computers............................  $        168,210
Furniture and Fixtures...............            53,562
Leasehold improvements...............             4,490
                                       -----------------
    sub-total........................           226,262
less: accumulated depreciation.......           (56,337)
                                       -----------------
    Property and equipment, net......  $        169,925
                                       =================

Depreciation expense amounted to $56,337 for the year ended December 31, 2005. The Company did not employ property and equipment during the year ended December 31, 2004 and therefore did not incur any depreciation expense in that year.


NOTE 8 - DEFERRED FINANCING COSTS


Deferred financing costs at December 31, 2005, include the following:

                                                                           Interim Bridge Financing
                                                          --------------------------------------------------------
                                                           Bridge I       Bridge II      Bridge III       Total
                                                          -----------    -----------    -----------    -----------
Cash fees paid to agent and investor to originate loans   $   316,579    $   305,160    $     6,000    $   627,739
Fair value of warrants issued to:
   Placement agent ....................................       297,500         80,867           --          378,367
   Investors upon the extension of due dates ..........       822,500         65,338         59,087        946,925
                                                          -----------    -----------    -----------    -----------
                                                            1,436,579        451,365         65,087      1,953,031
Accumulated amortization ..............................    (1,436,579)      (451,365)       (65,087)    (1,953,031)
                                                          -----------    -----------    -----------    -----------
Deferred financing costs, net .........................   $      --      $      --      $      --      $      --
                                                          ===========    ===========    ===========    ===========

The Company incurred $316,579 of cash fees and $297,500 of non-cash fees representing the fair value of 350,000 common stock purchase warrants issued to Laidlaw in its capacity as the placement agent in the $3,500,000 Interim Bridge Financing I (Note 11) completed in February 2005. Fees incurred in connection with the Interim Bridge I Financing were fully amortized during the year ended December 31, 2005.

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

The Company incurred cash fees of $305,160 and non-cash fees of $80,867 representing the fair value of 152,580 common stock purchase warrants issued to Laidlaw & Company (UK) Ltd. in its capacity as the placement agent in the $2,543,000 Interim Bridge Financing II (Note 11). These deferred financing costs were fully amortized during the year ended December 31, 2005.

Beginning on October 4, 2005, the Company elected to extend the due date of the Interim Bridge Financing II notes in exchange for 1,271,500 additional common stock purchase warrants (the "Bridge II Extension Warrants") that were issued to investors in this transaction. The aggregate fair value of the warrants, which amounted to $65,338 was recorded as a deferred financing cost and was fully amortized over the 60-day extension period, which ended on December 2, 2005.

The Company paid $6,000 to Advanced Equities on July 29, 2005 with respect to transaction services performed in connection with the Interim Bridge Financing III (Note 11) completed in September 2005. The fees were fully amortized over the term of the note to November 25, 2005.

Beginning on October 29, 2005, the Company elected to extend the due date of the Interim Bridge Financing III notes in exchange for 1,200,000 additional common stock purchase warrants (the "Bridge III Extension Warrants") that were issued to investors in this transaction. The aggregate fair value of the warrants, which amounted to $59,087, was recorded as deferred financing cost. This deferred financing cost was fully amortized as of December 31, 2005.

The fair value of all of the aforementioned warrants was determined using the Black-Scholes option-pricing model. Amortization of deferred financing costs amounted to $1,953,031 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.


NOTE 9 - INTANGIBLE ASSETS

During the quarter ended December 31, 2005, the Company recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions. After reevaluating the resources available to the Company and the strategic direction of the business, management has developed revised business plans and financial projections. The Company believes that the delays it has experienced in implementing its business plan may have resulted in the potential impairment of the developed technology assets and that an impairment analysis should be performed. In performing the analysis for recoverability, the Company estimated the future cash flows expected to result from these software products. Since the estimated discounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

The components of intangible assets as of December 31, 2005 are set forth in the following table:

                                                            IMPAIRMENT OF
                                                              DEVELOPED     NET BOOK     ESTIMATED
                              FAIR VALUE     ACCUMULATED     TECHNOLOGY     VALUE AT      USEFUL
                            AND ADDITIONS   AMORTIZATION     INTANGIBLE     12/31/05       LIFE
-------------------------   -------------   ------------    ------------   -----------   ---------
Developed technology ....   $   2,570,000   $    396,670    $(1,705,455)   $   467,875   5 years
Customer relationships ..         180,000         37,500           --          142,500   4 years
Trademarks and tradenames         161,000         31,335           --          129,665   4 years
In-process research and
development .............         524,387         31,670           --          492,717   5 years
                            -------------   ------------    ------------   -----------
                            $   3,435,387   $    497,175    $(1,705,455)   $ 1,232,757
                            =============   ============    ===========    ===========

The Company classifies amortization of developed technology as a component of cost of sales. Amortization expense amounted to $497,175 for the year ended December 31, 2005.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets will result in the following additional expense by year:

                                    INTANGIBLE
YEARS ENDED DECEMBER 31:           AMORTIZATION
------------------------        -----------------
          2006                            267,007
          2007                            300,215
          2008                            300,215
          2009                            231,380
          2010                            100,731
          2011                             33,209
                                 -----------------
                                       $1,232,757
                                 =================

NOTE 10 - DEMAND NOTES PAYABLE

The Company borrowed an aggregate amount of $695,000 from four unrelated parties. These notes are payable on demand and bear interest at the rate of 10% per annum. Interest expense on these notes amounted to $69,500, $69,500 and $58,062 for years ended December 31, 2005, 2004 and 2003, respectively.

Other demand notes at December 31, 2005 total $361,056 and include a note payable to Lok Technology in the amount of $312,556 which is secured by Entelagent's accounts receivable and bears interest at 15% per annum. Interest on these other demand notes amounted to $53,737 for the year ended December 31, 2005.

NOTE 11 - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase 1,750,000 shares of the Company's common stock ("Bridge I Warrants") (Note 18). The warrants have a term of 5 years and an exercise price of $0.70 per share. Prior to final maturity, the Bridge I Notes may be converted into securities that would be issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

In accordance with APB 14, the Company allocated $2,456,140 of the proceeds to the Bridge I Notes and $1,043,860 of proceeds to the Bridge I Warrants based on the relative fair values of these financial instruments. The difference between the carrying amount of the Bridge I Notes and their contractual redemption amount was accreted as interest expense to June 28, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $1,043,860 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 27, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 1,750,000 additional warrants (the "Bridge I Extension Warrants") (Note 18) to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $0.70 per share. The Bridge I Extension Warrants are included in Deferred Financing Costs at their fair value, which amounts to $822,500.

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 based upon the intrinsic value of this conversion option which was measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge I Notes amounted to $326,164 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations

The Company sold these securities to thirty-three accredited investors introduced by Laidlaw, the placement agent in the Interim Bridge Financing I. As described in Note 8, the Company incurred $614,079 of fees in connection with this transaction including $297,500 for the fair value of warrants to purchase up to 350,000 shares of the Company's common stock (the "Placement Agent Warrants") at an exercise price of $0.70 per share.

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge II Notes") and (ii) warrants to purchase 1,271,500 shares of common stock (the "Bridge II Warrants") (Note 18). The warrants have a term of 5 years and an exercise price of $0.60 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants based on the relative fair values of these financial instruments. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount is being accreted as interest expense to October 3, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $532,723 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.

On October 4, 2005, the Company elected to extend the contractual maturity date of the Bridge II Notes for an additional 60 days to December 2, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 1,271,500 additional warrants (the "Bridge II Extension Warrants") (Note 18) to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge II Extension Warrants have a term of 5 years and an exercise price of $0.60 per share. The Bridge II Extension Warrants are included in Deferred Financing Costs at their fair value, which amounts to $65,338.

The Company did not redeem the Bridge II Notes on December 2, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $2,543,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge II Notes amounted to $171,434 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations

The Company sold these securities to seven accredited investors introduced by Laidlaw, placement agent in the Interim Bridge Financing II. As described in
Note 8, the Company incurred $386,027 of fees in connection with this transaction including a cash fee of $305,160 and $80,867 for the fair value of warrants to purchase 152,580 shares of the Company's common stock at an exercise price of $0.60 per share.

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005, and continuing through December 31, 2005, the Company completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 2,617,000 shares of common stock (the "Bridge III Warrants") (Note 18). The warrants have a term of 5 years and an exercise price of $0.60 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $4,645,544 of the proceeds to the Bridge III Notes and $587,595 of proceeds to the Bridge III Warrants. The difference between the carrying amount of the Bridge III Notes and their contractual redemption amount is being accreted as interest expense to various dates from November 1, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $566,686 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations.

The Bridge III Notes have an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") (Note 18) to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory Notes feature a term of 5 years and an exercise price of $0.60 per share. In addition, if the Bridge III Notes are not paid in full on or before the extended maturity date, each note becomes convertible into 3.84 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $3,600,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

Beginning on October 29, 2005, the Company elected to extend the contractual maturity date of the various Bridge III Notes for an additional 60 days to various dates beginning December 28, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 1,200,000 additional warrants (the "Bridge III Extension Warrants") to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. The Bridge III Extension Warrants have a term of 5 years and an exercise price of $0.60 per share. The Bridge III Extension Warrants are included in Deferred Financing Costs at their fair value, which amounts to $59,086.

The Company did not redeem the Bridge III Notes beginning on December 28, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. This amounts to a total of 7,104,000 shares as of December 31, 2005. Accordingly, the Company recorded a charge of $301,379 based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge III Notes amounted to $172,816 for the year ended December 31, 2005 and is included as a component of interest expense in the accompanying statement of operations

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes. In conjunction with Bridge III Notes, Advanced Equities was paid a fee of $6,000 as described in Note 8.

NOTE 12 - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which the outstanding balance amounts to $172,238 which includes approximately $15,000 for additional expenses submitted for reimbursement and approximately $270,000 of expenses reimbursed during the year ended December 31, 2005. The amounts payable to such officers and stockholders are due on demand.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders, the outstanding balance of which amounts to $235,712 at December 31, 2005 bear interest at 10% per annum and are due on demand. Interest expense on these notes amounted to $18,900 and $18,900 for the years ended December 31, 2005 and 2004, respectively.

CONSULTING AGREEMENT PAYABLE

On June 8, 2005, the Company negotiated a settlement regarding the consulting agreement payable with a related party. The terms of the settlement agreement terminate the prior agreement and reduce the remaining payments due under the contract to $150,000. A $50,000 payment was made upon the execution of the agreement and two additional $50,000 payments were due, one to be made upon the completion of a follow-on-financing by the Company and one not later than September 30, 2005. The $150,000 reduction in payments was recorded as a reduction of general and administrative expense during the quarter ended June 30, 2005. Additionally, the settlement agreement terminates an obligation for the Company to issue 100,000 shares of unrestricted stock. The stock issuable under this commitment was recorded in 2004 as common stock issued in lieu of cash for services in the amount of $78,900. The recission of the stock issuable under this arrangement resulted in an additional reduction of $78,900 in general and administrative expenses during the year ended December 31, 2005.

The payment due on September 30, 2005 was not made by the Company. The balance due under this arrangement, which amounts to $100,000 as of December 31, 2005, is included in the liabilities that the Company has offered to settle under the proposed Creditor and Claimant Liabilities Restructuring described in Note 23.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent described in Note 4, include $2,101,357 payable to related parties for settlement of accrued payroll, notes payable and expense reimbursements. Aggregate interest expense on these notes amounts to $155,959 for the year ended December 31, 2005.

RELATED PARTY PAYMENTS

During the year ended December 31, 2005, the Company made payments of $475,539 to related parties from the $1,388,000 restricted cash reserve account established in connection with the Entelagent Merger (Note 4). Such payments reduced certain outstanding liabilities of Entelagent including advances from shareholders, accounts payable and payroll liabilities.

During the year ended December 31, 2005, the Company made a $200,000 payment to Patrick J. Allin and the Allin Dynastic Trust under the terms of the settlement agreement reached on June 6, 2005 (Note 15).


NOTE 13 - OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2005 principally consists of $476,594 of accrued payroll and sales tax liabilities and penalties, the settlement of which is being negotiated, and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 4). These liabilities are intended to be paid from restricted cash. Also included in this balance is $469,622 related to two judgments against the Company (Note 17).


NOTE 14 - DEFERRED REVENUE

Deferred revenue at December 31, 2005 includes (1) $137,149 for the fair value of remaining service obligations on maintenance and support contracts, and (2) $194,932 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.


NOTE 15 - SETTLEMENT WITH PATRICK J. ALLIN, FORMER CHIEF EXECUTIVE OFFICER

On June 6, 2005, the Company entered into a settlement of certain employment and indemnification related claims brought by Patrick J. Allin, the Company's former Chief Executive Officer and former member of its Board of Directors, against the Company during the year ended December 31, 2004. Pursuant to the Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Patrick J. Allin (Mr. Allin") and The Allin Dynastic Trust, the Company agreed to pay to Mr. Allin, in settlement of all claims, an aggregate payment of $1,150,000 payable as follows: (i) $200,000 that was paid upon execution of the Settlement Agreement and Mutual Release and (ii) $950,000 payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The parties also agreed to release all claims existing as of the date of the Settlement Agreement and Mutual Release. The Settlement Agreement and Mutual Release featured a provision to terminate on August 15, 2005 if the Company did not consummate a follow-on-financing by such date, which date was extended to August 21, 2005. The Company accrued an aggregate of $933,493 in amounts repayable to Mr. Allin up through the date of his termination in February 2004. The difference between the amounts accrued and the cash settlement, which difference amounts to $216,507, was recorded in general and administrative expense in the quarter ended March 31, 2004. The amount payable to Mr. Allin under this provision of the settlement, totaling $1,130,022, is presented net of the $200,000 payment that was made upon the execution of the agreement and includes $48,522 of interest and $130,500 of penalties (described below) accrued during the year ended December 31, 2005.

Pursuant to the Settlement Agreement and Mutual Release, the Company also agreed to purchase from Mr. Allin and The Allin Dynastic Trust an aggregate of four million (4,000,000) shares of the Company's common stock as follows: (i) two million (2,000,000) shares (the "Initial Shares") through the issuance of promissory notes in the aggregate principal amount of One Million Six Hundred Thousand Dollars ($1,600,000) and (ii) two million (2,000,000) shares (the "Remainder Shares") through a cash payment from the proceeds of a follow-on-financing by the Company, at a price per share equal to the lesser of
(a) $.50 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $.50 per share, Mr. Allin and/or The Allin Dynastic Trust may, at their option, decline to sell any or all of the Remainder Shares to the Company.

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

For the Initial Shares the Company recorded a $1,738,667 note payable to Mr. Allin with a corresponding increase of $1,600,000 in stockholders' deficiency and a $138,667 charge to operations for interest payable through June 6, 2006. For the Remainder Shares, the Company recorded a $1,000,000 put right as temporary equity with a corresponding charge to operations of $300,000 for the intrinsic value of the put right on June 6, 2005 (fair value of common stock of $.65 per share less the minimum conversion price of $50. per share) and a $700,000 net increase in stockholders' deficiency. The aggregate charge of $438,667 for the interest and the intrinsic value of the conversion option embedded in the remainder shares is presented as a litigation loss in the statement of operations for the year ended December 31, 2004. Common stock outstanding in the accompanying balance sheet is presented net of the 2,000,000 Initial Shares that are subject to the repurchase obligation.

As of December 31, 2005, the fair value of the Company's common stock was $0.05 per share, which resulted in a reduction of the charge for the intrinsic value of the put right granted on June 6, 2005 to $0. Such reduction is presented as a change in the intrinsic value of put right in the accompanying statement of operations for the year ended December 31, 2005.

Effective January 1, 2006, the Company and Mr. Allin and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements') to settle all claims as described in Note 23.


NOTE 16 - ACCOMMODATION AGREEMENT

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

In December 2002, the Company received approximately $450,000 of proceeds under the note and provided the Lender with the pledged shares. Since that date, no additional proceeds were provided by the Lender. The Company accounted for the Lender's failure to fund the facility and return the pledged shares as a foreclosure on the loan collateral. In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has accrued a penalty for the fair value of 450,000 shares per quarter which penalty amounted to $777,076 and $1,434,900 for the years ended December 31, 2005 and 2004, respectively.

STOCK PLEDGE ARRANGEMENT

In April 2004, a stockholder of the Company entered into a one-year stock loan financing arrangement ("Stock Financing Facility") with a third party financial institution, pursuant to which such stockholder committed to obtain financing for the Company under a credit facility collateralized by the pledge of 685,000 shares of registered stock (the "Pledged Stock") that was pledged by a second stockholder (the "Pledging Stockholder"). In connection with this arrangement, the Company executed an accommodation agreement with the Pledging Stockholder committing to issue 685,000 shares of restricted stock (the "Replacement Stock") on April 2, 2005 (the "Termination Date") in the event of a loss of the Pledged Stock, plus a premium of 205,500 shares (the "Premium Shares") for entering into the agreement. The Company also agreed to register 300,000 shares of restricted stock held by the Pledging Stockholder (the "Held Stock") within thirty days of the agreement and to use its best efforts to register with the SEC, both the Replacement Stock and Premium Stock within 12 months from their date of issue.

The Company received $40,012 of funds but was unable to recover the Pledged Stock on the Termination Date. In addition, due to a delay in registering all of the shares under this arrangement, the Company entered into a secondary agreement with the Pledging Stockholder providing for: (1) the immediate issuance of the Replacement Shares and Premium Shares; (2) registration of the Replacement Shares, Premium Shares and Held Shares; (3) the retroactive accrual of a penalty from May 2, 2004 through the date the registration statement is filed payable in such number of shares that is equal to 15% of the Held Stock (prorated for each fraction of a year); and (4) the accrual of an additional penalty from April 2, 2005 through the date the registration statement is filed payable in such number of shares that is equal to 15% of the Replacement Stock and Premium Stock (prorated for each fraction of a year), All such shares would become issuable to the pledging stockholder at such time that the registration statement required to be filed under this arrangement is declared effective..

The Company recorded a net charge of $366,193, which includes $406,205 for the fair value of the Replacement Stock and Premium Stock (890,500 shares) issued to the Pledging Stockholder under this arrangement less $40,012 of advances received. The charge is presented as a loss on collateralized financing arrangement in the accompanying statement of operations for the year ended December 31, 2005. The Company also recorded an $81,928 charge during the year ended December 31, 2005 for the fair value of 175,598 shares issuable to the Pledging Stockholder as penalties for the delays in registering the stock. The Company classified the accrual of the stock based penalty as a liability in the accompanying balance sheet in accordance with SFAS 150 "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity", because the quantity of such shares issuable under this arrangement is conditioned upon the effectiveness of a registration statement. The corresponding charge associated with the stock-based penalty is included in stock based penalties under accommodation agreements in the accompanying statements of operations.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("SHERLEIGH") filed a complaint against the Company, Patrick Allin, a former President and Chief Executive Officer of the Company, and Robert E. Yaw, the Company's Chairman, in the United States District Court for the Southern District of New York alleging common law fraud. The complaint alleges that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of the Company's Common Stock in reliance upon certain Company press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, Trust Wave and Entelagent (currently one of the Company's subsidiaries), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and requested that the Court include in its dismissal order a finding that the settlement is reasonable, and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. Mr. Allin received an order from the court barring claims by the Company or Mr. Yaw against Mr. Allin for contribution with respect to Sherleigh's claims. Currently, no trial or continuing discovery schedule has been set by the Court with respect to Sherleigh's claims against Mr. Yaw and the Company. Settlement of the Sherleigh claims is pending as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

On July 19, 2004, Mr. Patrick Allin ("ALLIN") made demand for payment under certain demand notes ("ALLIN NOTES") issued on July 14, 2002 in the principal amount of $75,000, October 1, 2002 in the principal amount of $50,000 and October 11, 2002 in the principal amount of $21,000. The aggregate outstanding amount on the Allin Notes as of that date, including principal and interest, amounted to $175,163. Pursuant to the terms of the Allin Notes, if the Allin Notes are not repaid within 24 hours of demand for payment, the Company will be in default under the Allin Notes. On March 1, 2005, Mr. Allin filed a complaint for payment of all principal and interest due under the Allin Notes.

On June 6, 2005, the Company entered into a settlement of claims for sums due under the Allin Notes and certain employment and indemnification related claims brought by Allin against the Company (Note 15). The Settlement Agreement and Mutual Release featured a provision to terminate on August 15, 2005, which was extended to August 21, 2005, if the Company did not consummate a follow-on-financing by such date. The Company did not consummate a follow-on-financing by August 21, 2005, and the Settlement Agreement and Mutual Release terminated by its terms. On January 1, 2006, each of Mr. Allin and the Allin Dynastic Trust entered into a Stock Subscription Agreement and Mutual Release with the Company which settled these claims as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

In December of 2004, Marie Graul, the Company's former Chief Financial Officer, informed the Company of her intention to assert a claim against the Company for sums allegedly owed under her employment agreement with the Company. On August 31, 2005, the Company and Ms. Graul entered into a Settlement Agreement and Mutual Release whereby Ms. Graul agreed to release all claims against the Company arising from any act or omission occurring on or prior to that date in consideration of (i) the payment by the Company to Ms. Graul of an aggregate of $176,458 no later than September 30, 2005, $1,458 of which was payable on execution of the Settlement Agreement and Mutual Release, and (ii) the Company's affirmation of the validity of options previously issued to Ms. Graul. The Company also agreed to confess to a judgment against the Company in a court of Ms. Graul's choosing in the event of the Company's breach of the Settlement Agreement and Mutual Release. The Company did not make the payments required by the Settlement Agreement and Mutual Release. Consequently, Ms. Graul obtained a judgment against the Company for $176,853 in cash. Subsequent to December 31, 2005, the Company and Ms. Graul renegotiated the settlement agreement and mutual release as described in Note 23.

In April of 2005, Richard L. Linting, a former President of the Company's Professional Services Group, filed a complaint against the Company and Robert E. Yaw, II, the Company's non-executive Chairman, in the Circuit Court of Cook County, Illinois alleging breach of his purported employment contract and seeking sums allegedly owed under the employment contract in the amount of $1,321,809, plus court costs and fees. On August 22, 2005, the Company, Mr. Linting and Mr. Yaw entered into a Settlement Agreement and Release whereby Mr. Linting agreed to release all claims against the Company and Mr. Yaw existing as of that date in consideration for (i) the payment by the Company to Mr. Linting of $100,000 in cash, (ii) the issuance by the Company of an aggregate of 422,827 shares ("LINTING SHARES") of its Common Stock (equivalent to $192,809 divided by $0.456) to be transferred to Mr. Linting in such numbers and at such times as directed by Mr. Linting subsequent to the registration of the Linting Shares,
(iii) the Company's agreement to register the Linting Shares through the filing of a registration statement on or before September 30, 2005, and (iv) the Company's affirmation of the validity of options previously issued to Mr. Linting and agreement to permit exercises of those options for 100,000 shares in each calendar month over a period of 3 years. The Company and Mr. Linting also agreed to the filing of a stipulation to dismiss Mr. Linting's suit with prejudice and without costs with the court retaining jurisdiction to reinstate the case and enforce the terms of the Settlement Agreement and Release in the event the Company defaulted on its obligations under the Settlement Agreement and Release, and to enter judgment, by motion, against the Company for the balance due or appropriate relief. The Company did not make the $100,000 payment required under the Settlement Agreement and Release and did not file a registration statement to register the Linting Shares on or before September 30, 2005. Consequently, Mr. Linting obtained a judgment against the Company in the amount of $292,809 in cash and stock. The Company recorded a liability for this amount which is included in other liabilities in the accompanying balance sheet at December 31, 2005. On February 14, 2006, Mr. Linting entered into a Stock Subscription Agreement and Mutual Release with the Company which settled these claims as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

On October 17, 2005, Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, alleging breach of certain accommodation agreements between the plaintiffs and the Company (Note 16) and seeking damages in an amount not less than $14,000,000, plus interest and reasonable attorneys' fees and costs. On November 16, 2005, a default was entered against the Company in this matter. On November 23, 2005, plaintiffs filed a motion for default final judgment as to liability and motion to set cause for jury trial as to damages. The Company, through counsel retained in Florida, has filed a motion to set aside the clerk's default and to compel artibration, which motion was denied. The Company appealed the denial of this motion and filed an additional motion seeking to stay the case pending the appeal. On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties (Note 23).

On December 15, 2005, Patron became aware that Paris McKinzie, Maria Caporicci, Douglas Zemsky, Paul Harary, DGC, Inc. and LLB, Ltd. had filed a complaint on or about November 14, 2005, against the Company and other defendants in the United States District Court, Southern District of Florida, alleging violations of
Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and violations of Chapter 517 of Florida's Securities and Investor Protection Act, and seeking damages in an amount to be established at trial together with interest thereon, attorneys' fees and costs. On December 13, 2005, plaintiffs filed a motion for default final judgment as to liability and motion to set cause for jury trial as to damages. On December 16, 2005, a clerk's default was entered against the Company in this matter. The Company maintains that it did not receive proper service of the plaintiffs' complaint, and has retained counsel in Florida to respond to these proceedings. The Company, through its Florida counsel, moved to set aside the clerk's default on the basis that the Company was improperly served. Plaintiffs' filed a response in opposition to the Company's motion to set aside the clerk's default. On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties (Note 23).

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company intends to respond to this complaint within the time allotted by statute. The Company intends to attempt to settle this claim as part of the Creditor and Claimant Liabilities Restructuring (Note 23).

There can be no assurance that the Company will be successful in resolving any of these claims. In the event that the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

SETTLEMENT WITH COOK ASSOCIATES, INC.

On June 29, 2005, the Company entered into a settlement with Cook Associates, Inc. ("Cook Associates") to settle all claims and potential claims related to the lawsuit that had been filed by Cook Associates against the Company in October 2004. Under the terms of the settlement, Cook Associates agreed to dismiss its lawsuit and associated claim for $528,081 in damages and the Company agreed to remove any and all conditions/restrictions that would prevent the 600,000 shares of Company common stock owned by Cook Associates from being freely traded. The Company had previously recorded $389,103 of payables to Cook Associates that it reversed following its execution of the settlement. The reversal was recorded as a gain and is included in loss/(gain) on settlement agreements in the accompanying statements of operations for the year ended December 31, 2005.

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

Additionally, the Company leases an office in Palos Heights, Illinois and leases internet connectivity bandwidth capacity for its bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services business.

Future minimum rental payments, excluding the Company pro-rata share of maintenance and operating charges under this arrangement are as follows:

            For the year ended
                December 31,
            ------------------
                   2006                  $ 97,756
                   2007                    87,956
                   2008                    48,756
                   2009                    48,756
                   2010                    12,189
                  -----                  --------
                  Total                  $295,413

NOTE 18 - STOCKHOLDERS' DEFICIENCY

ISSUANCE OF COMMON STOCK AS PURCHASE CONSIDERATION

On February 25, 2005 the Company issued an aggregate of 11,900,000 shares of its common stock with an aggregate fair value of $10,115,000 as purchase consideration to the sellers of CSSI and LucidLine (Note 4). On February 28, 2005, the Company issued an additional 3,000,000 shares of its common stock with an aggregate fair value of $2,550,000 as purchase consideration to the sellers of Entelagent (Note 4). The aforementioned transactions were recorded as common stock issued in purchase business combinations in the statement of stockholder's deficiency.

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On February 25, 2005, the Company issued 2,250,000 common stock purchase warrants with a term of 5 years and an exercise price of $0.70 per share as a portion of purchase consideration associated with the acquisition of the preferred stock of CSSI (Note 4). The aggregate fair value of these warrants amounted to $1,912,500.

On February 28, 2005 the Company issued warrants to purchase up to 1,750,000 shares of its common stock to the Bridge I Note investors described in Note 11. The fair value of the warrants amounted to $1,043,860. Additionally, the Company issued 350,000 common stock purchase warrants with an aggregate fair value of $297,500 to the Placement Agent in the Interim Bridge Financing I transaction.

On February 28, 2005 the Company also issued warrants for 300,000 shares at a $0.70 per share exercise price to Laidlaw & Company and/or its designees in connection with the receipt of acquisition related services for the Entelagent, LucidLine and CSSI mergers (Note 4). The aggregate fair value of these warrants amounted to $255,000.

On June 6, 2005, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at $0.60 per share exercise price to the Bridge II Note investors described in Note 11. The fair value of the warrants amounted to $532,723.

On June 30, 2005 the Company issued warrants for 152,580 shares at a $0.60 per share exercise price to Laidlaw in connection with the Interim Bridge Financing II financing as described in Note 11. The aggregate fair value of these warrants amounted to $80,867 and was accounted for as deferred financing costs.

On June 29, 2005, the Company issued warrants to purchase up to 1,750,000 shares of its common stock at a $0.70 per share exercise price, as Bridge I Extension Warrants, to the investors in Interim Bridge Financing I as described in Note
11. The fair value of the warrants, which amounted to $822,500, was accounted for as a deferred financing cost.

On July 1, 2005, the Company issued warrants for 925,000 shares at a $0.60 per share exercise price to Apex and Northwestern in connection with the Interim Bridge Financing III financing as described in Note 11. The aggregate fair value of these warrants amounted to $415,891.

On July 29, 2005, the Company issued warrants for 50,000 shares at a $0.60 per share exercise price to Advanced Equities in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $22,481.

On August 19, 2005, the Company issued warrants for 225,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $55,263.

On September 30, 2005, the Company issued warrants for 600,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $57,143.

On October 4, 2005, the Company issued warrants to purchase up to 1,271,500 shares of its common stock at $0.60 per share exercise price, as Bridge II Extension Warrants, to the Interim Bridge Financing II investors described in
Note 11. The fair value of the warrants amounted to $65,338.

On October 16, 2005, the Company issued warrants for 180,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $9,018.

On October 24, 2005, the Company issued warrants for 37,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $1,879.

On October 29, 2005, the Company issued warrants for 100,000 shares at a $0.60 per share exercise price, as Bridge III Extension Warrants, to Northwestern Mutual Life Insurance Company in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $5,139.

On October 29, 2005, the Company issued warrants for 825,000 shares at a $0.60 per share exercise price, as Bridge III Extension Warrants, to Apex in connection with the Interim Bridge Financing III financing as described in Note
11. The fair value of these warrants amounted to $42,394.

On October 31, 2005, the Company issued warrants for 192,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $9,644.

On November 16, 2005, the Company issued warrants for 112,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $4,431.

On November 21, 2005, the Company issued warrants for 75,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $2,954.

On November 26, 2005, the Company issued warrants for 50,000 shares at a $0.60 per share exercise price, as Bridge III Extension Warrants, to Advanced Equities Venture Partners I, L.P. in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $2,009.

On November 29, 2005, the Company issued warrants for 105,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $4,135.

On December 8, 2005, the Company issued warrants for 114,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing as described in Note 11. The fair value of these warrants amounted to $4,757.

On December 17, 2005, the Company issued warrants for 225,000 shares at a $0.60 per share exercise price, as Bridge III Extension Warrants, to Apex in connection with the Interim Bridge Financing III financing as described in Note
11. The fair value of these warrants amounted to $9,544.

All of the aforementioned warrants, unless otherwise noted, are reflected as an increase to additional paid-in capital in the accompanying balance sheet and statement of stockholders' deficiency at December 31, 2005.

COMMON STOCK ISSUED AS A PENALTY UNDER AN ACCOMMODATION AGREEMENT

The Accommodation Agreements (Note 16) provided for the Company to pay a penalty in the event of its failure to register the replacement shares on or before March 31, 2003. The replacement shares were not registered on or before March 31, 2003. As a result, the Company recorded penalties in the aggregate amount of 150,000 shares per month at the then fair value of the common stock through December 31, 2005. Aggregate penalties under this arrangement amounted to $777,076 and $1,434,900 for the years ended December 31, 2005 and 2004, respectively. Subsequent to December 31, 2005, the Company entered into settlement agreements with the stockholders who participated in this arrangement as described in Note 16 and 23.

COMMON STOCK ISSUED AS A PENALTY UNDER STOCK PLEDGE ARRANGEMENT

The Company issued an aggregate of 890,500 shares of common stock (Replacement Shares and Premium Shares) with an aggregate fair value of $406,205 The Company also accrued $81,928 of penalties representing the fair value of 175,598 shares of stock for delays in registering the stock under the original agreement (Note
16). The penalty shares are issuable to the Pledging Stockholders under this arrangement at such time that the Company files and causes to be declared effective, a registration statement for the resale of these securities.

COMMON STOCK ISSUED IN PRIVATE PLACEMENT TRANSACTIONS

In May of 2004, the Company received $200,000 in proceeds in private placement transactions with two investors. The Company issued 714,824 shares, in the aggregate, on September 13, 2004 in consideration of these funds. The funds received in these transactions were remitted directly to J. William Hammon, a stockholder and affiliate who (from February 28, 2005 through January 9, 2006) served as the Company's Chief Marketing Officer, as a reduction of funds he advanced to the Company.

On August 24, 25 and September 13, 2004, the Company received an aggregate of $500,000 in private placement transactions from 8 investors. The Company later issued 500,000 shares, in the aggregate, on December 14, 2004 in consideration of these funds.

STOCK ISSUED IN LIEU OF CASH FOR SERVICES

On September 13, 2004, the Company issued 40,000 shares of its common stock with a fair value of $10,000 in consideration for services provided by Alvin I Siegel. On September 13, 2004, the Company issued 200,000 shares of its common stock with a fair value of $50,000 in consideration for services provided to us by Joseph K Lemel.

During the year ended December 31, 2004, the Company issued, at various times, 1,500,000 shares of its common stock with an aggregate fair value of $1,159,000 to Frank G. Mazzola in exchange for consulting services. These shares were fully vested and non-forfeitable at their dates of issuance.The Company accounted for the fair value of these shares as deferred compensation. Amortization of deferred compensation expense under this arrangement amounted to $521,332 and $628,668 for the years ended December 31, 2005 and 2004, respectively and is included as a component of salaries and related expense in the accompanying statement of operations.

On June 8, 2005, the Company negotiated a settlement regarding the Consulting Agreement Payable with a related party. In connection with this settlement, the Company recorded a rescission of 100,000 shares of unrestricted common stock previously recorded as compensation expense during the year ended December 31, 2004. This rescission of these shares resulted in a $78,900 reduction of general and administrative expenses and a corresponding reduction of common stock and additional paid in capital during the year ended December 31, 2005.

On October 28, 2005, the Company entered into a consulting agreement covering the period May 26, 2004 to May 26, 2006 with Mr. Richard Rozzi to provide financial public relations, financial communications and investor relations consulting services. The Company will issue to Mr. Rozzi, 400,000 shares of its common stock with a fair value of $35,600 in consideration for the services to be provided. Additionally, Mr. Rozzi was granted a non-qualified stock option to purchase 400,000 shares of the Company's common stock. These options are fully-vested, have a term of 3 years and an exercise price of $0.25 per share and a fair value, determined using the Black-Scholes option pricing model, of $20,936.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the year ended December 31, 2005, the Company issued stock options to employees to purchase 5,315,000 shares. These options include a grant to purchase 1,000,000 shares at $0.65 per share to the Chief Executive Officer of the Company, Mr. Robert Cross. Mr. Cross' option grant resulted in a $30,000 expense related to the intrinsic value of the options versus the market price on the date of grant. This amount is being amortized over the vesting period. For the year ended December 31, 2005, the Company recorded $22,500 of compensation expense related to Mr. Cross' options and recorded $7,500 to deferred compensation at December 31, 2005. The remaining options were granted at the closing sale price on the date immediately prior to the date of grant.


NOTE 19 - EMPLOYEE STOCK OPTIONS

STOCK OPTION GRANTS

In November 2002, options to purchase an aggregate of 800,000 shares of the Company's common stock were granted in conjunction with seven employment agreements executed in the United Kingdom, exercisable at a price of $4.00 per share, the trading price of the underlying stock on November 1, 2002. The options vest over a three year period and are not subject to each employee's continued employment. The fair value of the options on the date of grant was $1,832,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 4.05 percent; expected dividend yield zero percent; expected option life of three years; and expected volatility of 87 percent.

In December 2004, the Company entered into a cash settlement agreement with a United Kingdom employee in which 75,000 of these options were terminated. Accordingly, the Company has reduced the total fair value on the options to the United Kingdom employees as outlined above to $1,660,250 based on 725,000 options outstanding.

In December of 2004, options to purchase 500,000 shares of the Company's common stock were granted in connection with two employment agreements, exercisable at a price of $0.93 per share. The options vested immediately and are not subject to each employee's continued employment. The fair value of the options on the date of grant was $340,000. This value was estimated using the Black-Scholes method using the following assumptions: risk-free interest rate of 4.23 percent; expected dividend yield zero percent; expected option life of three years; and current volatility of 124.8 percent.

During the year ended December 31, 2005, the Company issued stock options to employees to purchase 5,315,000 shares. These options include a grant to purchase 1,000,000 shares at $0.65 per share to the Chief Executive Officer of the Company, Mr. Robert Cross. Mr. Cross' option grant resulted in a $30,000 expense related to the intrinsic value of the options versus the market price on the date of grant. This amount is being amortized over the vesting period. For the year ended December 31, 2005, the Company recorded $22,500 of compensation expense related to Mr. Cross's options and recorded $7,500 deferred compensation at December 31, 2005. The remaining options were granted at the closing sale price on the date immediately prior to the date of grant.

The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company's common stock:

                                                   Options Outstanding
                                         ---------------------------------------
                                                                      Weighted
                                                         Exercise     Average
                                           Shares         Price      Exercisable
                                         ----------      --------    -----------
Outstanding at December 31, 2003 ......   2,400,000          1.68      1,309,616

   Granted ............................     500,000          0.93        500,000
   Cancellations & Forfeitures ........     (75,000)         4.00           --
   Exercised ..........................        --            --             --
                                         ----------      --------    -----------
Outstanding at December 31, 2004 ......   2,825,000          1.49      2,825,000

   Granted ............................   5,315,000          0.40        750,000
   Cancellations & Forfeitures ........        --            --             --
   Exercised ..........................        --            --             --
                                         ----------      --------    -----------
Outstanding at December 31, 2005 ......   8,140,000      $   0.77      3,575,000
                                         ==========      ========    ===========

The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2005.

                        Options Outstanding
                -----------------------------------      Options Exercisable
                               Weighted                -----------------------
                                average     Weighted                  Weighted
  Range of                     remaining     average                   average
  exercise        Number      contractual   exercise      Number      exercise
   prices       outstanding      life         price    exercisable      price
-------------   -----------   -----------   --------   -----------   ---------
$0.01 - $0.34     5,515,000          8.92   $   0.27     1,200,000   $    0.01
$0.35 - $0.65     1,000,000          6.50   $   0.65       750,000   $    0.65
$0.66 - $2.05       900,000          5.26   $   1.43       900,000   $    1.43
$2.06 - $4.00       725,000          6.84   $   4.00       725,000   $    4.00
                -----------                            -----------
                  8,140,000                              3,575,000
                ===========                            ===========


NOTE 20 - INCOME TAXES

At December 31, 2005, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $46,000,000 expiring at various times through 2025. The Company's determination of the amount of its net operating loss carryforwards includes approximately $13,000,000 associated with acquired business. The Company's net operating losses (including those of the acquired businesses) may be subject to substantial limitations due to the (a) "Change of Ownership" provisions under
Section 382 of the Internal Revenue Code and similar state provisions and (b) delinquencies that the Company has experienced with respect to filing its income tax returns on a timely basis. Such limitations may result in the expiration of the net operating losses prior to their utilization.

The tax effects of significant temporary difference which give rise to the Company's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                -------------------------------
                                                    2005               2004
                                                ------------       ------------
Deferred tax assets:
   Net operating loss carry forwards .....      $ 17,968,394       $  2,518,930
   Start-up costs ........................         7,278,114          7,278,114
   Stock options .........................         2,530,339          2,530,339
   Accrued compensation and expenses .....         1,186,213          1,186,213
                                                       --                 --
                                                ------------       ------------
                                                  28,963,060         13,513,596
   Valuation allowance ...................       (28,963,060)       (13,513,596)
                                                ------------       ------------

The increase in the Company's deferred tax assets during the year ended December 31, 2005 includes the effects of deferred tax assets associated with the net operating losses of acquired business. The Company fully reserves for deferred tax assets recorded in purchase accounting. The deferred tax assets and subsequent valuation allowance recorded in purchase accounting were accompanied by a corresponding decrease and increase, respectively, in goodwill at the time the purchase price allocation was recorded. The Company's recorded income benefit, net of the change in the valuation allowance for each of the period presented, is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------
Current
   Federal ..................................   $       --         $       --
   State ....................................           --                 --
                                                ------------      ------------
Deferred
   Federal ..................................     (9,225,860)        (1,502,906)
   State ....................................     (1,316,355)          (214,436)
                                                ------------      ------------
                                                 (10,542,215)        (1,717,342)
Change in valuation allowance ...............     10,542,215          1,717,342
                                                ------------      ------------
                                                $       --        $       --
                                                ============      ============

Pursuant to SFAS No. 109 "Accounting for Income Taxes," management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because it is more likely than not that their benefit will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company's deferred income tax assets satisfies the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

A reconciliation of the expected Federal statutory rate of 34% to the Company's actual rate as reported for each of the periods presented is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------
Expected statutory rate .....................         (34.0%)           (34.0%)
State income tax rate, net of Federal benefit          (3.1%)            (3.1%)
Effect of permanent differences .............           --                 --
                                                ------------      ------------
                                                      (37.1%)           (37.1%)
Valuation allowance .........................          37.1%             37.1%
                                                ------------      ------------
                                                        --                 --
                                                ============      ============

At December 31, 2005, the Company had net operating loss carryforwards of approximately $48,000,000 for federal and state tax purposes expiring at various times from 2018 to 2025.The net operating losses may be subject to substantial limitation due to the "Change of Ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions in addition to the Company's failure to file its income tax returns on a timely basis. Such limitation may result in the expiration of the net operating losses prior to their utilization.


NOTE 21 - PROPOSED CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On September 23, 2005, the Company mailed a package to substantially all of its creditors containing a proposed arrangement to (a) restructure approximately $26,000,000 of obligations it owes to a majority of its creditors, and (b) settle $2,000,000 of contingent liabilities under the legal proceedings with Sherleigh described in Note 17. The proposal was delivered to the holders of the Company's indebtedness (including certain lenders, all past-due trade creditors, and employees, consultants and other service providers with claims for fees, wages or expenses). Under such arrangement, as originally proposed, all creditors with acknowledged balances and all claimants with agreed claims would promptly be issued one share of the Company's common stock for each $0.18 of such balances or claims upon the completion, by substantially all creditors and claimants ("Subscribers"), of a Subscription Agreement & Mutual Release for purposes of entering into a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that the creditor and/or claimant may have with the Company ("Subscriber Claims"). The Company also indicated that it would endeavor to register such shares under applicable securities laws promptly following the conclusion of this settlement program. The proposal provided for no cash payment to be made to any holder of its indebtedness, and no preferential payments. All creditors and claimants under this proposal would be treated the same on a pro rata basis.

In November 2005, the Company reevaluated its settlement proposal. Due to a reduction in the price per share of the Company's common stock since the original proposal was issued to creditors and claimants, the Company repriced the proposal to $0.10 per share and issued new documents to all creditors. As of December 31, 2005 creditors representing approximately $640,000 of the Company's claims outstanding responded favorably to the Company's proposal, however, due to the (a) decrease in the trading price of the Company common stock to below $0.10 per share, and (b) insufficient creditor interest in settling their claims at or below the $0.10 per share level, the Company refrained from accepting any subscription agreements it received by such date and refrained from effectuating the steps necessary to proceed with its proposed restructuring. Accordingly, the Company was unable to complete any portion of its proposed restructuring as of December 31, 2005.


NOTE 22 - CONCENTRATION OF RISK

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation for up to $100,000. The Company's cash balances exceeded such limits at certain times during the fiscal year.

The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Company does not require collateral to support accounts receivable.

The Company had one customer to its which its sales amounted to 14% of its total sales for the year ended December 31, 2005. The balance due from this customer amounted to $63,116 at December 31, 2005.


NOTE 23 - SUBSEQUENT EVENTS

SERIES A AND SERIES A-1 PREFERRED STOCK

On March 1, 2006, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock designating the rights, preferences and privileges of 2,160 shares of Series A Convertible Preferred Stock and 50,000,000 shares of Series A-1 Convertible Preferred Stock.

SERIES A PREFERRED STOCK

The Series A Preferred Stock ("Series A Preferred") has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis and is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series A Preferred and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

The Series A Preferred is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price) which shall be $0.08 per share based on the stated value of the Series A Preferred, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance.

The Series A Preferred is mandatorily convertible at the then applicable conversion price ("Conversion Price") into shares of the Company's common stock at the then applicable Conversion Price on the date that: (i) there shall be an effective registration statement covering the resale of the Conversion Shares,
(ii) the average closing price of the Company's common stock, for a period of 20 consecutive trading days is at least 250% of the then applicable Conversion Price, and (iii) the average daily trading volume of the Company's common stock for the same period is at least 250,000 shares.

SERIES A-1 PREFERRED STOCK

The Series A-1 Preferred Stock ("Series A-1 Preferred") has a stated value of $0.80 per share, has no maturity date, carries a non-cumulative dividend of 5% per annum, with such dividend payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Series A-1 Liquidation Preference Amount"). The Series A-1 Liquidation Preference Amount is equal to the sum of:
(i) the stated value of any then unconverted  shares of Series A-1 Preferred and
(ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

The Series A-1 Preferred is not convertible at the option of the holder. Each share of Series A-1 Preferred automatically converts into the Company's common stock, at a conversion price of $0.08 per share based on the stated value of the Series A-1 Preferred, upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized shares to permit the exercise or conversion of all issued and outstanding shares of Series A Preferred, Series A-1 Preferred and all options, warrants and other rights to acquire shares of the Company's common stock.


CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On January 12, 2006, the Company issued a Stock Subscription Agreement & Mutual Release to each creditor and claimant ("Subscriber") of the Company for purposes of entering into a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that the creditor and/or claimant may have with the Company ("Subscriber Claims"). Under terms of this agreement, the Company sells to the Subscriber and the Subscriber purchases from the Company shares ("Stock") of its Series A-1 Preferred stock, par value $0.01 per share ("Series A-1 Preferred"), at a price of $0.80 per share. The aggregate purchase price is equivalent to the value of the Subscriber Claims being settled through this settlement and release. Subscriber is deemed to have paid for the Stock through the settlement and release of Subscriber Claims. Each share of Stock is automatically convertible into ten shares of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. If the requisite agreements and approvals are obtained, the Company anticipates issuing the Series A-1 Preferred shares following the final determination of the claims and acceptance by the Company of each claimant submitted Stock Subscription Agreement and Mutual Release through countersignature thereof.

The Stock Subscription Agreement & Mutual Release also provided that in the event that (a) a bona fide sale or (series of related sales) by the Company of equity interests in the Company in an amount equal to or in excess of $3,000,000 or (b) any merger, consolidation, recapitalization, reclassification, reincorporation, reorganization, share exchange, sale of all or substantially all of the assets of the Company or comparable transaction, is not consummated on or before March 31, 2006 (the "Termination Date"), the Stock Subscription Agreement & Mutual Release shall terminate and be null and void, the Series A-1 Preferred issued to Subscriber shall be cancelled and the Subscriber Claims shall remain in full force and effect on their terms. Each Subscriber agrees not to transfer or sell any portion of the Stock until the next business day after the Termination Date, subject to (i) an effective registration under the Securities Act or in a transaction which is otherwise in compliance with the Securities Act, (ii) an effective registration under any applicable state securities statute or in a transaction otherwise in compliance with any applicable state securities statue, and (iii) evidence of compliance with the applicable securities laws of other jurisdictions.

As described below under the Private Placement Series A Preferred Stock and Warrants, on March 3, 2006 the investors in the Series A Preferred Financing modified the terms of their financing arrangement to provide funds to the

Company prior to the 100% completion of the Creditor and Claimant Liabilities Restructuring. This modification provides for the establishment of an escrow agent and establishes a methodology to disburse funds to the Company to cover payroll, rent and other operating costs, including eligible payables not otherwise subject to the Creditor and Claimant Liabilities Restructuring, on a bi-monthly basis. As described below, the Company completed the sale of $4.8 million in equity securities under the Series A Preferred Financing on March 27, 2006 thereby eliminating the provision for automatic termination of this arrangement.

The Company has committed to file with the Securities and Exchange Commission, as soon as practicable and in any event no later than 120 days from the date that the Company countersigns each Stock Subscription Agreement and Mutual Release, a registration statement ("Registration Statement") covering the resale of the Stock and cause such Registration Statement to become effective as soon as practicable thereafter and in any event no later than 180 days from the date that the Company countersigns each Stock Subscription Agreement and Mutual Release. The Company shall keep the Registration Statement continuously effective under the Securities Act until the earlier of (i) the date when all shares of the Stock have been sold pursuant to the Registration Statement or an exemption from the registration requirements of the Securities Act, and (ii) two years from the effective date of the Registration Statement.

Currently, creditors representing approximately 75% of the Company's claims outstanding, which includes amounts settled under the accommodation agreement, have indicated their acceptance of the Company's proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. The Company is currently unable to provide assurance that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

PRIVATE PLAEMENT OF SERIES A PREFERRED STOCK AND WARRANTS

In January 2006, the Company initiated a proposed $5,400,000 financing transaction (the "Series A Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series A Preferred Stock and (ii) warrants ("Investor Warrants") to purchase 416,667 shares of the Company's common stock. The minimum amount of the Series A Preferred Financing is $3,000,000 ("Minimum Amount") and the maximum amount is $5,400,000. Apex has agreed to purchase up to $1,500,000 which will all be available to fund the Minimum Amount, provided however, in the event that the Series A Preferred Financing is over-subscribed as to the Minimum Amount, then for each $1.00 of such over subscription up to $250,000, the Apex funding commitment will be reduced on a dollar for dollar basis, down to a minimum amount of $1,250,000. Additionally, holders of the 2006 Bridge Notes are obligated to exchange their 2006 Bridge Notes for Units in the Series A Preferred Financing. The issuance of Units to the holders of 2006 Bridge Notes will count toward satisfaction of the Minimum Amount.

The Investor Warrants have a term of 5 years and an exercise price of $0.10 per share. Each Investor Warrant will entitle the holder thereof to purchase 416,667 shares of the Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series A Preferred. The Company is obligated to include the Conversion Shares and the Warrant Shares in the Registration Statement which the Company has committed to file in connection with the Creditor and Claimant Liabilities Restructuring described above. The Conversion Shares and the Warrant Shares will also have piggyback registration rights.

In connection with the Series A Preferred Financing, the Company has retained Laidlaw & Company (UK) Ltd. as its non-exclusive placement agent ("Series A Preferred Placement Agent"). Laidlaw shall receive, in its role as Series A
Preferred Placement Agent, (i) a cash fee equal to 10% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series A Preferred issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants shall have a term of 5 years and an exercise price of $0.10 per share. Additionally, the Company shall pay the Series A Preferred Placement Agent a non-accountable expense allowance of $25,000.

On March 3, 2006, the investors in the Series A Preferred Financing agreed to a modification of the terms of this financing arrangement to waive the requirement for 100% completion of the Creditor and Claimant Liabilities Restructuring for release of the net proceeds of the Series A Preferred Financing in order to allow the Company to proceed with its business plan and to protect the investors in the Series A Preferred Financing. The modifications provide for the net proceeds of the Series A Preferred Financing to be deposited with an escrow agent whereby funds will be released to the Company to cover payroll, rent and other operating costs, including eligible payables not otherwise subject to the Creditor and Claimant Liabilities Restructuring, on a bi-monthly basis.

As of March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,820,500, this amount is comprised on $720,000 associated with the conversion of the Bridge Notes, $1,250,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. In order to effect the availability of these funds to the Company prior to the completion of the Creditor and Claimant Liabilities Restructuring, the Company, on March 27, 2006, entered into a post-closing escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds, The escrow agent shall hold the funds and make periodic disbursements to the Company. These disbursements shall be made on or after the 15th of each calendar month and on or after the last day of each calendar month. A schedule detailing the mid-month, month-end and maximum monthly disbursement amounts is defined. The Post-Closing Escrow Agreement provides for the release of the remaining escrow funds to the Company after the Company has received executed agreements under the Creditor and Claimant Liabilities Restructuring for not less than 99% in dollar amount of creditor and claimant claims.

The Company cannot provide any assurance that it will be successful in its efforts to complete the Creditor and Claimant Liabilities Restructuring and that if such restructuring is completed that the Company will secure the Minimum Amount of the Series A Preferred Financing. Additionally there is no assurance that by securing this additional financing the Company will be successful in the implementation and execution of its business plan.

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $720,000 in additional gross fund (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes"). The 2006 Bridge Notes will automatically convert into the same securities (consisting of shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with the Company's Series A Preferred Financing. At the time of the first closing of the Series A Preferred Financing, the 2006 Bridge Notes will be converted for such number of Units in the Series A Preferred Financing as could be purchased by the holder for the principal amount being converted. The 2006 Bridge Notes converted on March 27, 2006 upon the closing of the Series A Preferred Financing described above.

GRAUL CLAIM

On March 3, 2006, the Company, Ms. Graul and a third party ("Buyer") entered into an arrangement providing for Ms. Graul to assign and transfer all rights, title and interest in her original claim of $931,659 against the Company to the Buyer in exchange for a cash payment in the amount of $180,000. On March 15, 2006, the Company advanced the $180,000 payment to Ms. Graul in exchange for her immediate release of all claims against the Company. The Company is currently awaiting payment in the same amount from the Buyer in order to complete the assignment of such claim to the Buyer. This arrangement further provides for the Company to acknowledge Ms. Graul's original claim for the benefit of the Buyer, the rescission of the August 2005 settlement and release, and for the Buyer to participate in the Claimant and Creditor Liabilities Restructuring with respect to the settlement of Ms. Graul's original claim.

STOCK SUBSCRIPTION AND MUTUAL RELEASE AGREEMENTS WITH PATRICK ALLIN AND THE ALLIN DYNASTIC TRUST

On January 1, 2006, the Company and Mr. Allin and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements') to settle all claims in law, equity, or otherwise ("Allin Subscriber Claims") arising out of the business relationship between the parties that Mr. Allin and the Allin Dynastic Trust may have with the Company. The Series A-1 Agreements provide for the issuance of 1,875,000 shares of Series A-1 Preferred Stock to Mr. Allin and 625,000 shares of Series A-1 Preferred Stock to the Allin Dynastic Trust. The aggregate purchase price is equivalent to the value of the Allin Subscriber Claims being settled through this settlement and release. The total of these claims at December 31, 2005 amounted to $2,000,000. Mr. Allin and the Allin Dynastic Trust are each deemed to have paid for the Series A-1 Preferred Stock through the settlement and release of Allin Subscriber Claims. Each share of Series A-1 Preferred Stock shall automatically convert into ten shares of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. See Note 23 for further details of the Series A-1 Preferred and the Creditor and Claimant Liabilities Restructuring.

SETTLEMENT OF LINTING LAWSUIT

On February 14, 2006, the Company and Richard Linting entered into a Stock Subscription Agreement & Mutual Release ("Linting Agreement") to settle all claims in law, equity or otherwise ("Linting Subscriber Claims") arising out of the business relationship between the parties that Mr. Linting may have with the Company. The Linting Agreement provides for the issuance of 1,777,261 shares (the "Shelved Stock") of Series A-1 Preferred. The aggregate purchase price is equivalent to the value of the Linting Subscriber Claims being settled through this settlement and release. The total set aside purchase price for the Shelved Stock shall be $0.80 per share or an aggregate of $1,421,809. Mr Linting is deemed to have paid for the Series A-1 Preferred through the settlement and release of the Linting Subscriber Claims. Each share of Series A-1 Preferred shall automatically convert into ten shares of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. This agreement provides for the transfer of the Shelved Stock in stock certificate installments and in such numbers and at such times as directed by Mr. Linting. See above in this Note 23 for further details of the Series A-1 Preferred and the Creditor and Claimant Liabilities Restructuring.

SETTLEMENT OF HARARY, ET AL. LAWSUITS

On March 27, 2006, the Company reached agreement with Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. (the "Subscribers") whereby each of the Subscribers and the Company mutually release the other party and its respective stockholders, directors, officers, employees, etc. from any and all past, present and future claims that can or have been brought by the other party relating to any act or omission occurring on or prior to the date of the Agreement. Additionally, the Company agreed to a payment to the Subscribers, including attorneys fees, of $125,090. The Subscribers agreed to purchase from the Company 3,000,000 shares of the Company's Series A-1 Preferred Stock, the purchase price for the stock shall be $0.80 per share and shall be paid through this settlement and release of $2,400,000 of Subscriber claims. As described above in the Creditor and Claimant Liabilities Restructuring, the Series A-1 Preferred will convert automatically into 10 shares of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. See above in this
Note 23 for further details of the Series A-1 Preferred and the Creditor and Claimant Liabilities Restructuring

BRADEN WAVERLEY, CHIEF OPERATING OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), the Company's new Chief Operating Officer. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). Additionally, upon the completion of the Creditor and Claimant Liabilities Restructuring, Mr. Waverley will be granted an additional option ("Waverley Additional Option") which together with the Waverley Initial Grant shall enable Mr. Waverley to purchase, along with the Waverley Initial Grant shares of Company common stock representing 3.5% of the common stock issued and outstanding after completion of the Creditor and Claimant Liabilities Restructuring on a fully-diluted basis. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), the Company's new Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate

1.25% of the outstanding shares of Company common stock on the date of grant ("Johnson Initial Grant"). Additionally, upon the completion of the Creditor and Claimant Liabilities Restructuring, Mr. Johnson will be granted an additional option ("Johnson Additional Option") which together with the Johnson Initial Grant shall enable Mr. Johnson to purchase, along with the Johnson Initial Grant shares of Company common stock representing 1.25% of the common stock issued and outstanding after completion of the Creditor and Claimant Liabilities Restructuring on a fully-diluted basis. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

ROBERT CROSS - BONUS ARRANGEMENT

On March 7, 2006, the Patron Board of Directors, in executive session without Mr. Cross being present, approved a bonus arrangement ("Bonus Arrangement") for Mr. Cross. The Bonus Arrangement provides for (i) a cash bonus equal to $200,000, grossed up for taxes (the "Cash Bonus"), (ii) the Cash Bonus would be payable only after agreement has been reached with creditors holding the applicable percentage of Patron's creditor obligations agree to convert their obligations under the Creditor and Claimant Liabilities Restructuring and when the funding escrow established by Laidlaw has been released (the "Eligibility Date"), (iii) 50% of the Cash Bonus would be paid on the Eligibility Date, and the other 50% would be paid in ten equal monthly installments beginning one month following the Eligibility Date, and (iv) on the Eligibility Date, Mr. Cross would be granted a stock option in an amount representing an aggregate 2.5% of the outstanding shares of Company common stock on the Eligibility Date ("Initial Cross Grant"). Additionally, upon the completion of the Creditor and Claimant Liabilities Restructuring, Mr. Cross will be granted an additional option ("Cross Additional Option") which together with the Cross Initial Grant shall enable Mr. Cross to purchase, along with the Cross Initial Grant shares of Company common stock representing 2.5% of the common stock issued and outstanding after completion of the Creditor and Claimant Liabilities Restructuring on a fully-diluted basis. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the Eligibility Date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES

Members of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the fiscal year ended December 31, 2005, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that, as of December 31, 2005 our disclosure controls and procedures were not effective.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our year ended December 31, 2006. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

In previous  periods,  we reported that we had identified  certain  matters that constituted material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weaknesses that we identified related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements, we lacked the expertise we needed to apply complex accounting principles relating to our business combinations and participation in equity transactions and lacked the structure we need to ensure the timely filing of our tax returns.

Until recently, we did not have any full time employees including a Principal Accounting Officer assigned to perform any duties related to our financial reporting obligations. Accordingly we were unable, until the second quarter of 2005, to record, process and summarize all of the information that we needed to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission's rules.

During the third quarter of 2005, under the direction of our Chief Executive Officer, we engaged the services of an outside financial reporting specialist who, together with our full time personnel, undertook the process of forming a system of internal controls. We have since hired personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. These improvements have enabled us to resolve all previous delinquencies relating to the filing of our annual and quarterly reports with the SEC as of the quarter ended June 30, 2005. We also resolved the delinquent filing of our Form 8-K/A's from the acquisitions of CSSI, Entelagnet and Lucidline in December 2005. We also assigned a key member of the accounting department with the task of filing previously delinquent tax returns and are undertaking a structure to ensure that our tax returns in the future are filed on a timely basis. We recently completed filing all delinquent tax returns through the year ended December 31, 2004. This member of our accounting department is also working with an outside specialist to ensure that our tax returns for the year ended December 31, 2005 are filed in a timely manner.

Although the improvements we have made in our financial reporting processes have enabled us to (a) bring the Company into compliance with the SEC's reporting requirement, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

We believe that the changes we have made in our financial reporting procedures have enabled us to substantially reduce previous financial reporting risks that existed as a result of our limited resources. We are continuing to evaluate our risks and resources. We will seek to make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness in future periods.

ITEM 8B. OTHER INFORMATION

 Not Applicable.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF PATRON SYSTEMS, INC. AS OF MARCH 21, 2006

ROBERT W. CROSS, CHIEF EXECUTIVE OFFICER & DIRECTOR; AGE 68

Robert Cross joined the Company on February 28, 2005 as its Chief Executive Officer. Mr. Cross has more than twenty years CEO-level experience in the development and marketing of information technologies, including secure systems for intelligence agencies and NATO markets. From 1984 through 2004, Mr. Cross was Chief Executive Officer of Cross Technologies, Inc., a business process outsourcing firm specializing in the structuring and commercialization of information technologies. From 1993 through 1998, Mr. Cross was President and CEO of Nanophase Technologies Corp. (NASDAQ: NANX). From 1984 through 1989, he was Chairman and CEO of Delta Data Systems Corp., a manufacturer of secure computers and peripherals for government intelligence agencies. From 1983 to 1984, Mr. Cross led the financial turnaround of Control Video Corporation, predecessor to America Online (AOL). Prior thereto, Mr. Cross was General Counsel of Electronic Data Systems. Prior thereto, Mr. Cross was a securities counsel with Winthrop Stimson Putnam & Roberts. Mr. Cross received his business and legal education at Washington University in St. Louis. He is a Marine Corps veteran, and is an active member of Business Executives for National Security and the Illinois Technology Development Alliance. Mr. Cross has served as a director since February 28, 2005 with a term expiring at the Company's 2006 Annual Meeting of Stockholders.

BRADEN WAVERLEY, CHIEF OPERATING OFFICER; AGE 39

Mr. Waverley joined the Company on February 17, 2006 as its Chief Operating Officer. Mr. Waverely has been an active advisor to start-up companies in technology services, distribution and software, Mr. Waverley was most recently President of Vsource, Inc., a publicly traded business process outsourcing (BPO) services firm from 2002 to 2004. While at Vsource, he was responsible for sales, marketing, solutions development, public and investor relations, and strategic planning. Under his leadership the Company expanded account acquisition, positioning the business for a successful sale to an Asian based investment group. From 1996 to 2001, Mr. Waverley was with Dell Inc., where he was Vice President and General Manager in the company's Canadian operations. With full P&L responsibility for the Consumer and Small Business Divisions, he grew the combined business unit to over $500 million in sales and the top market share position in Canada. Previously, he held marketing and general management posts for Dell's business throughout the Asia-Pacific region, where he grew a new business unit over five-fold, with sales in excess of $250 million. Prior to Dell, Mr. Waverley co-founded Paradigm Research, a successful management consulting firm specializing in business process automation and redesign strategies. Clients came from industries such as computer hardware, software and wireless technology. Earlier, Mr. Waverley held operations and marketing management positions at Motorola, Inc. Mr. Waverley holds a bachelors degree from the University of Wisconsin at Madison, and a masters of business administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

BRETT NEWBOLD, PRESIDENT & CHIEF TECHNOLOGY OFFICER; AGE 53

Mr. Newbold rejoined the Company on February 28, 2005 as its President and Chief Technology Officer. From October 2002 until June 2003, Mr. Newbold was the Company's Chief Technology Officer and President, Technology Products Group. Mr. Newbold has more than twenty-five years of software development and technology company management experience. From 1989 through 1997, Mr. Newbold was Vice President/Research & Development, New Technologies for Oracle Corporation (NASDAQ: ORCL), where he held senior operating management responsibility for the selection, development and integration of new technologies, reporting directly to Oracle's Chief Executive Officer, Mr. Larry Ellison. Thereafter, Mr. Newbold was President and Chief Operating Officer of Open Text Corporation (NASDAQ:
OTEX), a market leader of collaboration and knowledge management software. Since 1999, Mr. Newbold served as an Executive Consultant to various software development companies. Mr. Newbold received his undergraduate education in physics at the University of Washington.

MARTIN T. "TORK" JOHNSON, CHIEF FINANCIAL OFFICER; AGE 54

Mr. Johnson joined the Company on February 17, 2006 as its Chief Financial Officer. Mr. Johnson has served as an independent consultant providing financial, strategy and operations consulting services since 2002. From 2000 to 2001, he was Vice President - Planning and Business Development for Cabletron Systems, a provider of network hardware, network management software and consulting services. From 1999 to 2000, Mr. Johnson was Senior Vice President, Chief Financial Officer for MessageMedia, Inc., a publicly-held e-mail messaging services and software company. From 1993 to 1999, he worked for Technology Solutions Company, a publicly-held management and information technology professional services firm. Initially, he led the business case consulting practice serving as Vice President, Business Case Consulting and from February 1994 was the firm's Senior Vice President and Chief Financial Officer. From 1990 to 1993, he was Corporate Controller for The Marmon Group, Inc., a $4.5 billion autonomous association of over 70 independent member companies. From 1987 to 1990, he was Vice President-Finance and Chief Financial Officer of COMNET Corporation, a publicly-held computer software and computer services firm and was also Vice President-Finance and Chief Financial Officer for its publicly-held subsidiary, Group 1 Software, Inc. Mr. Johnson holds a bachelor of science in electrical engineering degree from Lehigh University and a masters degree in management from the J.L. Kellogg Graduate School of Management at Northwestern University.

JAMES E. MORRISS, VICE PRESIDENT, ENGINEERING; AGE 51

Mr.  Morriss  joined  the  Company  on March  31,  2005 as its  Vice  President,
Engineering. Since 1999, Mr. Morriss has provided technology, product and strategic consulting services through Black Dog Research, and has focused on helping early stage hardware and software startups translate their visions into product concepts, specifications and go-to-market strategies. Mr. Morriss was VP Engineering & Products for vCIS Technology, Inc., where he managed an international team of developers to create next-generation anti-virus solutions that provide real time protection against known and unknown malicious code. Prior thereto, Mr. Morriss was a Director of Solution Design for Renaissance Worldwide, where he delivered strategic consulting and implementation support services to a diverse client base including Fortune 100 telecommunication companies. Prior thereto, Mr. Morriss was General Manager, Application Business Unit and Director, Marketing and Product Research for PictureTel Corporation. Mr. Morriss led marketing and product development efforts that established the company's leadership positioning in the video conferencing market. Mr. Morriss' product concepts and marketing strategy helped PictureTel grow from start-up to $225 million of annual revenue and achieve market domination. Prior thereto, Mr. Morriss was a National Account Sales/Product Manager for AT&T Communications. Mr. Morriss managed sales and product development teams to establish new communication services and capture new market opportunities. During his tenure, Mr. Morriss managed the deployment of high-speed switch digital services across the United States and established an entrepreneurial team that developed, deployed, and marketed new digital satellite services and resulted in the establishment of a satellite business unit. Mr. Morriss received his undergraduate and graduate education in Management Engineering from Rensselaer Polytechnic Institute.

HEIDI B. NEWTON, VICE PRESIDENT FINANCE AND ADMINISTRATION; AGE 44

Ms. Newton most recently was Vice President of Finance and CFO for IDK/NETdelivery, having joined IDK/NETdelivery in June 2001. Prior to that, she was CFO for both ENSCICON Corporation and American Pharmaceutical Services
(APS). In both roles, Ms. Newton was responsible for reengineering and development of all areas of finance and administration with a focus on customer service. With APS, she was responsible for over 20 acquisitions and joint ventures, assisting in growing the business from $50M to more than $330M in five years. She has participated with a variety of institutional and private investors to market companies and business segments. Ms. Newton is a CPA, holds a BS in Accounting and an MBA from California Polytechnic University.

ROBERT E. YAW II, CHAIRMAN OF THE BOARD OF DIRECTORS; AGE 59

Mr. Yaw started his career with Citicorp International and later joined the Investment Banking Department of Salomon Brothers in 1973. In 1975, at the request of William R. Salomon, Mr. Yaw created its Global Telecommunications Group. In 1980, Mr. Yaw and Mr. Lewis Ranieri created mortgage securitization through a partnership with AT&T and Bank of America. Also in 1980, Mr. Yaw became Chairman of Salomon Brothers' New Products Group--formally coordinating Salomon Brothers' public offering origination and distribution processes. In 1981, Mr. Yaw assumed senior responsibility for Salomon Brothers' Private Placement Group--the leading U.S. private placement agent throughout his tenure. Thereafter, he has been an advisor, founder, and Director of private and public companies, including partnerships with Prudential Insurance Company of America and New York Life Insurance Company and he has held staff positions with the United States Senate Foreign Relations Committee, United States Senate Republican Policy Committee, and the Presidential Commission on the Causes and Prevention of Violent Crime. Mr. Yaw completed his undergraduate education at Bowdoin College and Clare College (Cambridge University) in 1968, and his graduate legal education at Georgetown University and the University of London in 1973. Mr. Yaw has served as a director since October 10, 2002 with a term expiring at the Company's 2006 Annual Meeting of Stockholders.

GEORGE M. MIDDLEMAS, DIRECTOR; AGE 59

Mr. Middlemas is Managing General Partner of Apex Investment Partners. Prior to joining Apex in 1991, Mr. Middlemas was a Senior Vice President and Principal of Inco Venture Capital Management. Prior thereto, he was Vice President and a member of the investment commitment committee of Citicorp Venture Capital. Mr. Middlemas was a founder of both America Online (AOL) and RSA Security (NASDAQ:
RSAS). Mr. Middlemas holds a B.A. in history and political science from Pennsylvania State University; an M.A. in political science from the University of Pittsburgh; and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Middlemas has served as a director since February 28, 2005 with a term expiring at the Company's 2006 Annual Meeting of Stockholders.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that we do not have an audit committee financial expert serving on the Board of Directors. Our Board of Directors performs the functions of the audit committee. We are in the process of finding an audit committee financial expert to fill this position.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon its review of Forms 3, 4 and 5 submitted to us, we are aware that the following individuals failed to file on a timely basis, as disclosed in the forms above, reports required by Section 16(a) of the Exchange Act: Robert

Cross, our Chief Executive Officer, failed to timely file one report reporting one transaction; Brett Newbold, our President and Chief Technology Officer failed to file one report reporting one transaction; Heidi B. Newton, our Vice President-Finance and Administration, failed to timely file one report reporting one transaction; James E. Morriss, our Vice President-Engineering, failed to timely file one report reporting one transaction; and J. William Hammon, our former Chief Marketing Officer failed to timely file one report reporting one transaction.

CODE OF ETHICS DISCLOSURE

Our Board of Directors has adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, as to the Chief Executive Officer and the other four most highly compensated executive officers at the end of the fiscal year ended December 31, 2005 (collectively the "Named Executive Officers") whose compensation exceeded $100,000 during the fiscal year ended December 31, 2005, information concerning all compensation paid for services to us in all capacities

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM COMPENSATION
                                                                             -------------------------------------------------
                                            ANNUAL COMPENSATION                       AWARDS            PAYOUTS
                                ------------------------------------------   ------------------------   -------
                                                                 Other                     Securities
                                                                 Annual      Restricted    Underlying              All other
                                                              Compensation     Stock       Options/      LTIP     compensation
Name and Principal Position     Year   Salary($)   Bonus($)       ($)        Award(s)($)    SARs (#)    Payouts       ($)
-----------------------------   ----   ---------   --------   ------------   -----------   ----------   -------   ------------
Robert Cross(1)..............   2005     186,458     82,388              0             0    1,000,000         0              0
Director, Chief Executive       2004           0          0              0             0            0         0              0
Officer and Acting Chief        2003           0          0              0             0            0         0              0
Financial Officer

Brett Newbold(2).............   2005     150,624          0              0             0            0         0              0
President & Chief Technology    2004           0          0              0             0            0         0              0
Officer .....................   2003     159,000          0              0             0            0         0              0

William Hammon(3)............   2005     157,500          0              0             0      400,000         0              0
Chief Marketing Officer         2004           0          0              0             0            0         0              0
                                2003           0          0              0             0            0         0              0

James E. Morriss(4)..........   2005     141,666          0              0             0      600,000         0              0
Vice President -                2004           0          0              0             0            0         0              0
Engineering                     2003           0          0              0             0            0         0              0

Heidi B. Newton(5)...........   2005     142,500     15,000              0             0      200,000         0              0
Vice President - Finance        2004           0          0              0             0            0         0              0
and Administration              2003           0          0              0             0            0         0              0

(1) Mr. Cross became Patron's Chief Executive Officer on February 28, 2005. On July 1, 2005, Mr. Cross was granted an option to purchase 1,000,000 shares of the Company's common stock at a per share exercise price of $0.65. This option terminates on June 30, 2015.

(2) Mr. Newbold was named Patron's President and Chief Technology Officer on February 28, 2005. Previously, Mr. Newbold was Patron's Chief Technology Officer and President, Technology Products Group joining the Company on October 11, 2002. He later terminated his employment as of June 30, 2003.

(3) Mr. Hammon became Patron's Chief Marketing Officer upon the acquisition of Entelagent on March 30, 2005. On August 17, 2005, Mr. Hammon received an option to purchase 400,000 shares of the Company's common stock at a per share exercise price of $0.34. This option grant terminates on August 16, 2015. Mr. Hammon's employment with the Company ended on January 9, 2006.

(4) Mr. Morriss became Patron's Vice President-Engineering on March 31, 2005. On August 17, 2005, Mr. Morriss was granted an option to purchase 600,000 shares of the Company's common stock at a per share exercise price of $0.34. This option terminates on August 16, 2015.

(5) Ms. Newton became Patron's Vice President - Finance and Administration on February 26, 2005. On August 17, 2005 Ms. Newton was granted an option to purchase 200,000 shares of the Company's common stock at a per share exercise price of $0.34. This option terminates on August 16, 2015.

OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 2005

                                NUMBER OF
                                SECURITIES       % OF TOTAL OPTIONS
                            UNDERLYING OPTIONS   GRANTED TO EMPLOYEES   EXERCISE   EXPIRATION
NAME                             GRANTED           IN FISCAL YEAR(1)    PRICE(2)      DATE
-------------------------   ------------------   --------------------   --------   ----------
Robert Cross ............        1,000,000              18.8%           $  0.653    6/30/15
Brett Newbold ...........             --                --                 --          --
William Hammon ..........          400,000               7.5%           $  0.34     8/16/15
James E. Morriss ........          600,000              11.3%           $  0.34     8/16/15
Heidi B. Newton .........          200,000               3.8%           $  0.34     8/16/15

(1) The total number of stock options granted to employees during the year ended December 31, 2005 was 5,315,000 shares.

(2) The exercise price of such options was equal to closing price on the trading day immediately preceding the date of grant, except as noted.

(3) Mr. Cross' options were granted at a per share exercise price of $0.65. The closing price on the date of grant was $0.68.

DIRECTOR COMPENSATION

Patron's non-employee directors do not receive compensation for their services. Directors are reimbursed for travel expenses associated with attendance at Board of Directors meetings. Reimbursement of travel expenses totalled $0 in each of the years ended December 31, 2005 and 2004.

EXECUTIVE EMPLOYMENT AGREEMENTS

ROBERT W. CROSS

On February 28, 2005, the Company's Board of Directors approved the appointment of Mr. Cross as our Chief Executive Officer and Acting Chief Financial Officer.

On July 1, 2005, we entered into an employment agreement with Mr. Cross in connection with Mr. Cross's employment for a one year term, subject to automatic renewal, commencing on July 1, 2005, as Chief Executive Officer. The Employment Agreement provides for a base salary of $200,000 per year with a non-recoverable draw of $100,000 (grossed up for taxes) during the first six months of the Agreement. In the event that his employment is terminated, Mr. Cross shall continue to receive his base salary and shall be entitled to continued participation in our executive benefit plans for a period of six (6) months. The Employment Agreement also provides for a performance bonus determined in accordance with quarterly revenue milestones that are to be established by the Board of Directors. Mr. Cross is eligible to receive a bonus of up to 100% of quarterly base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Employment Agreement provides for the grant of 1,000,000 stock options at an exercise price of $0.65 per share with the options vesting 25% on July 1, 2005, 25% on September 30, 2005, 25% on December 31, 2005 and 25% on March 31, 2006. The options expire on June 30, 2012.

Mr. Cross's employment agreement will terminate on the expiration of the agreement's term, his death, or delivery of written notice of termination by us to Mr. Cross if he were to suffer a permanent disability rendering him unable to perform his duties and obligations under the agreement for 90 days in any 12-month period. We can terminate Mr. Cross's employment by delivery of written notice of such termination "for cause" or "without cause" (as such terms are defined in his employment agreement) to Mr. Cross. Mr. Cross can terminate his employment by delivery of written notice of termination "for good reason" (as such term is defined in his employment agreement) to us. Mr. Cross agrees not to compete with us or solicit certain of our employees or clients for a period of one year after the termination of his employment.

BRETT NEWBOLD

On February 28, 2005, we entered into an employment agreement with Brett Newbold in connection with Mr. Newbold's employment for a one year term, subject to automatic renewal, commencing on February 28, 2005, as President and Chief Technology Officer. Mr. Newbold will receive a minimum annual base salary of $190,000 during each fiscal year of the agreement, subject to adjustment on an annual basis by the Board. In the event that his employment is terminated, Mr. Newbold shall continue to receive his base salary and shall be entitled to continued participation in our executive benefit plans for a period of six (6) months. Mr. Newbold is eligible to receive (i) an annual bonus of 50% of his annual base salary if certain financial performance measures are attained and
(ii) such discretionary bonuses as may be authorized by the Compensation Committee from time to time for executive employees. Mr. Newbold also is eligible to participate in stock option and other employee benefit plans of the Company that may be in effect from time to time.

Mr. Newbold's employment agreement will terminate on the expiration of the agreement's term, his death, or delivery of written notice of termination by us to Mr. Newbold if he were to suffer a permanent disability rendering him unable to perform his duties and obligations under the agreement for 90 days in any 12-month period. We can terminate Mr. Newbold's employment by delivery of written notice of such termination "for cause" or "without cause" (as such terms are defined in his employment agreement to Mr. Newbold. Mr. Newbold can terminate his employment by delivery of written notice of termination "for good reason" (as defined in his employment agreement) to us. Mr. Newbold agrees not to compete with us or solicit certain of our employees or clients for a period of two years after the termination of his employment.

J. WILLIAM HAMMON

On February 28, 2005, we entered into an employment agreement with J. William Hammon in connection with Mr. Hammon's employment for a one year term commencing on February 28, 2005, as Chief Marketing Officer of the Company. The terms of Mr. Hammon's employment agreement are substantially similar to those described above for Mr. Newbold's employment agreement except that Mr. Hammon will receive a minimum annual base salary of $180,000 per annum and a commission of 1% on all of our product sales. This percentage is subject to review at the end of each fiscal year. Mr. Hammon received a non-recoverable draw of $60,000 during the first six months of his employment. On January 9, 2006, Mr. Hammon's employment with the Company ended.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2006, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2006. As of March 21, 2006, there were 61,648,360 shares of common stock outstanding and to-be-issued, not including vested, un-issued stock options totaling 8,906,108 shares. Except as otherwise indicated, the address of each of the executive officers, directors and more than 5% stockholders named below is c/o Patron Systems, Inc., 5775 Flatiron Parkway, Suite 230, Boulder, CO 80301

                                                       AMOUNT AND
                                                       NATURE OF
CERTAIN BENEFICIAL OWNERS                              BENEFICIAL       PERCENT
DIRECTORS AND EXECUTIVE OFFICERS                       OWNERSHIP        OF CLASS
----------------------------------------------         ----------       --------
Robert W. Cross(1)............................          1,066,667           1.7%
Braden Waverley(2)............................            536,570              *
Brett Newbold(3)..............................          4,075,000           6.6%
J. William Hammon(4)..........................          2,150,000           3.5%
Martin T. Johnson(5)..........................            191,632             *
James E. Morriss .............................             47,000             *
Heidi B. Newton ..............................            202,114             *
Robert E. Yaw II(6)...........................          2,950,000           4.8%
George M. Middlemas ..........................             22,751             *
ALL DIRECTORS AND EXECUTIVE                            ----------       --------
OFFICERS AS A GROUP(7)........................         11,241,734          18.2%

* Less than 1%

(1) Consists of 1,000,000 shares of common stock that may be acquired from the Company within 60 days of March21, 2006 upon the exercise of outstanding stock options.

(2) Consists of 536,570 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(3) Consists of 1,475,000 shares of common stock that are directly owned by Mr. Newbold, and 2,600,000 shares of common stock owned by Newbold, Inc., a corporation of which Mr. Newbold is the sole stockholder.

(4) Consists of 1,550,000 share of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(5) Consists of 191,632 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(6) Consists of 950,000 shares of common stock that are directly owned by Mr. Yaw, and 2,000,000 shares of common stock owned by Mr. Yaw's spouse.

(7) Consists of 3,278,202 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

CHANGES IN CONTROL

On January 12, 2006, we issued a Stock Subscription Agreement & Mutual Release to each of our creditors and claimants pursuant to which we would sell to such creditors and/or claimants shares of our Series A-1 Preferred Stock in exchange for a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that such creditors and/or claimants may have with the Company. If all creditors and/or claimants accept the Company's offer, the Company will issue an aggregate of approximately 39,963,000 shares of Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock will automatically convert into 390,963,000 shares of the Company's common stock at such time that the Company amends its Certificate of Incorporation, as amended, to provide for the conversion of all shares of Series A-1 Preferred Stock. Based on 61,648,360 shares of the Company's common tock outstanding and to-be-issued as of March 21, 2006, if the automatic conversion of the maximum number of shares of Series A-1 preferred stock were to occur on such date, the creditors and/or claimants would own approximately 86.4% of the issued and outstanding shares of the Company's common stock.

On March 27, 2006, pursuant to the consummation of the Series A Preferred Financing for aggregate proceeds of $4,820,501, the Company issued to the purchasers of Series A Preferred Stock an aggregate of 964.1 shares of Series A Preferred Stock and warrants to purchase an aggregate of 20,085,417 shares of common stock. The 964.1 shares of Series A Preferred Stock are, subject to certain conditions, convertible at the option of the holders thereof, into 60,256,250 shares of the Company's common stock. Based on 61,648,360 shares of the Company's common stock outstanding as of March 21, 2006, if all holders of Series A Preferred Stock elected to convert all of their shares of Series A Preferred Stock and to exercise all of their warrants issued in connection with the Series A Preferred Financing on such date, such holders of Series A Preferred Stock and warrants would own approximately 56.6% of the issued and outstanding shares of the Company's common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information concerning our equity compensation plans as of December 31, 2005.

                                    NUMBER OF SECURITIES                              NUMBER OF SECURITIES REMAINING
                                      TO BE ISSUED UPON        WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                         EXERCISE OF          EXERCISE PRICE OF          UNDER EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
PLAN CATEGORY                                (A)                     (B)                            (C)
--------------------------------    --------------------    -----------------------   --------------------------------
Equity compensation plans
  approved by security holders              --                        --                            --
Equity  compensation  plans not
  approved by security holders[1]       12,840,000                  $0.70                           --
TOTAL

[1]      Represents options granted pursuant to individual option agreements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH EXECUTIVE OFFICERS AND STOCKHOLDERS

In 2002 we, through our then Chief Executive Officer, Patrick J. Allin, agreed to reimburse recurring office expenses of the non-executive Chairman of the Board in the aggregate of $142,500. The monthly recurring amount of $9,500 continued through June of 2003 at which time the office was relocated and the amount increased to $15,000 per month. The aggregate office expense in 2003 and 2004 was $147,000 and $180,000, respectively. This accrual continued through May 31, 2005, at which time the monthly office expense of $15,000 ceased to accrue.

From April 30, 2002 (Inception) to December 31, 2004, J. William Hammon, our Chief Marketing Officer, and his spouse, have advanced $345,712 in the aggregate to us. For $119,000 of this total amount, we issued two notes, payable on demand and accruing interest at a rate of 10% per annum. In an effort to secure legal counsel and pay certain reimbursable expenses, we completed two Private Placements of restricted securities for $200,000 in the aggregate, which funds were deposited into the personal bank account of Mr. Hammon. From this account, he paid certain of our outstanding obligations, including legal retainers and fees and reimbursable expenses of officers and stockholders. The $200,000 in private placement funds were netted against the total he advanced to us.

We also have employment agreements with certain of our executive officers. The terms of those employment agreements are discussed in Item 10 and Note 23 to the financial statements.

ITEM 13.  EXHIBITS

SEE ATTACHED EXHIBIT INDEX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by the principal accountant for the audit of our annual financial statements were $364,786 and $60,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for audit related services associated with the preparation of the acquisition Form 8-K filing was $30,214.

None

TAX FEES

None.

ALL OTHER FEES

None

Our Board of Directors is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Board of Directors does not delegate these responsibilities. During each of the fiscal years ended December 31, 2005 and December 31, 2004, respectively, our Board of Directors pre-approved 100% of the services described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PATRON SYSTEMS, INC.

                                            By:  /S/ ROBERT CROSS
                                                --------------------------------
                                                  Robert Cross

                                            Its:  Chief Executive Officer

                                            Date: March 31, 2006


                                POWER OF ATTORNEY

The undersigned directors and officers of Patron Systems, Inc. do hereby constitute and appoint each of Robert Cross and Heidi Newton with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                               DATE
---------------------        ------------------------------      --------------
/S/ ROBERT CROSS                 Chief Executive Officer         March 31, 2006
---------------------                 & Director
Robert Cross

/S/ MARTIN T. JOHNSON            Chief Financial Officer         March 31, 2006
---------------------
Martin T. Johnson

/S/ HEIDI B. NEWTON           Vice President-Finance and         March 31, 2006
---------------------               Administration
Heidi B. Newton              (Principal Accounting Officer)

/S/ ROBERT E. YAW, II             Chairman of the Board          March 31, 2006
---------------------
Robert E. Yaw, II

/S/ GEORGE MIDDLEMAS                   Director                  March 31, 2006
---------------------
George Middlemas

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

2.1 Agreement and Plan of Merger dated as of November 24, 2002, among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed November 27, 2002.

2.2 Supplemental Agreement dated as of November 24, 2002, among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed November 27, 2002.

2.3 Agreement and Plan of Merger dated as of March 26, 2003, between Patron Systems, Inc. and Patron Holdings, Inc. Incorporated by reference to Exhibit A to the Definitive Information Statement on Schedule 14C filed on March 7, 2003.

2.4 Supplemental Agreement dated February 24, 2005, among Patron Systems, Inc., LL Acquisition I Corp. and LucidLine, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 2, 2005.

2.5 Agreement and Plan of Merger dated February 24, 2005, among Patron Systems, Inc., LL Acquisition I Corp. and LucidLine, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 2, 2005.

2.6 Supplemental Agreement dated February 24, 2005, among Patron Systems, Inc., CSSI Acquisition Co. I, Inc. and Complete Security Solutions, Inc. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 2, 2005.

2.7 Agreement and Plan of Merger dated February 24, 2005, among Patron Systems, Inc., CSSI Acquisition Co. I, Inc. and Complete Security Solutions, Inc. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed March 2, 2005.

2.8 Amended and Restated Supplemental Agreement dated as of February 24, 2005, by and among Patron Systems, Inc., ESC Acquisition, Inc. and Entelagent Software Corp. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2005.

2.9 Amended and Restated Agreement and Plan of Merger dated March 30, 2005, by and among Patron Systems Inc., ESC Acquisition, Inc. and Entelagent Software Corp. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 5, 2005.

3.1.1 Second Amended and Restated Certificate of Incorporation of Patron Systems, Inc. dated as of March 7, 2003. Incorporated by reference to Exhibit B to the Definitive Information Statement on Schedule 14C filed on March 7, 2003.

3.1.2 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock of Patron Systems, Inc. dated as of March 1, 2006. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2006.

3.2 Amended and Restated By-laws of Patron Systems, Inc., dated as of March 7, 2003. Incorporated by reference to Exhibit C to the Definitive Information Statement on Schedule 14C filed with the SEC on March 7, 2003.

10.1     Registration  Rights  Agreement  dated February 24, 2005,  among Patron
         Systems, Inc. and each of the former LucidLine, Inc. shareholders signatory thereto. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 2, 2005.

10.2 Registration Rights Agreement dated February 24, 2005, among Patron Systems, Inc. and each of the former Complete Security Solutions, Inc. stockholders signatory thereto. Incorporated by reference to Exhibit
         10.7 to the Current Report on Form 8-K filed March 2, 2005.

10.3 Form of Subordinated Promissory Note issued to the former preferred stockholders of Complete Security Solutions, Inc. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed March 2, 2005.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------
10.4 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of the former preferred stockholders of Complete Security Solutions, Inc. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed March 2, 2005.

10.5 Form of Subscription Agreement dated February 28, 2005, among Patron Systems, Inc. and each of the investors in Interim Bridge Financing I. Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed March 2, 2005.

10.6 Registration Rights Agreement dated February 28, 2005, among Patron Systems, Inc. and each of the investors in Interim Bridge Financing I. Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed March 2, 2005.

10.7 Form of 10% Senior Convertible Promissory Note issued by Patron Systems, Inc. in favor of investors in Interim Bridge Financing I. Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed March 2, 2005.

10.8 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of investors in Interim Bridge Financing I. Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed March 2, 2005.

10.9 Registration Rights Agreement dated February 28, 2005, among Patron Systems, Inc. and Laidlaw & Company (UK) Ltd. Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed March 2, 2005.

10.10 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of Laidlaw & Company (UK) Ltd. in connection with placement agent services. Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed March 2, 2005.

10.11 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of Laidlaw & Company (UK) Ltd in connection with advisory services. Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed March 2, 2005.

10.12 Executive Employment Agreement dated February 28, 2005, between Brett Newbold and Patron Systems, Inc.*

10.13 Executive Employment Agreement dated February 28, 2005, between J. William Hammon and Patron Systems, Inc.*

10.14 Registration Rights Agreement dated March 30, 2005, among Patron Systems, Inc. and each of the former Entelagent Software Corp. shareholders signatory thereto. Iincorporated by reference to Exhibit
         10.2 to the Current Report on Form 8-K filed April 5, 2005.

10.15 Form of Promissory Note issued to certain creditors of Entelagent Software Corp. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 5, 2005.

10.16 Settlement Agreement and Mutual Release dated June 2, 2005, among Patrick J. Allin, The Allin Dynastic Trust and Patron Systems, Inc.

10.17 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing II. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed August 22, 2005.

10.18 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing II.

10.19 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of investors in Interim Bridge Financing II.

10.20 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of the Placement Agent for, and investors in, Interim Bridge Financing II.

10.21 Option Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------
10.22 Employment Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

10.23 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing III.

10.24 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing III.

10.25 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of each of the investors in Interim Bridge Financing III.

10.26 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the investors in, Interim Bridge Financing III.

10.27 Lease Agreement dated August 31, 2005, between Flatiron Boulder Office, Inc. and Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed November 21, 2005.

10.28 Employment Agreement dated February 17, 2006, between Patron Systems, Inc. and Braden Waverley. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2006.

10.29 Employment Agreement dated February 17, 2006, between Patron Systems, Inc. and Martin Johnson. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 23, 2006.

10.30 Option Agreement dated February 17, 2006, between Patron Systems, Inc. and Braden Waverley. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 23, 2006.

10.31 Option Agreement dated February 17, 2006, between Patron Systems, Inc. and Martin Johnson. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 23, 2006.

10.32 Form of Subscription Agreement between Patron Systems, Inc. and each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2006.

10.33 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2006.

10.34 Registration Rights Agreement dated March 27, 2006, among Patron Systems, Inc. and each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to
         Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2006.

10.35 Form of Stock Subscription Agreement and Mutual Release issued by Patron Systems, Inc. in favor of each of the Creditors and/or Claimants exchanging claims for shares of the Series A-1 Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 31, 2006.

10.36 Post Closing Escrow Agreement dated March 27, 2006, between Stubbs Alderton & Markiles, LLP and Patron Systems, Inc. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 31, 2006.

14.1     Code of Ethics.

21.1     Subsidiaries of the Company.

24.1 Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB).

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

32.1     Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan.