Form 10KSB/A
period 2005-12-31
PATRON SYSTEMS INC
filed 2006-05-16
CIK 1075043

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

================================================================================

                                 AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
                      PATRON SYSTEMS, INC. ON APRIL 3, 2006

         The following Items amend the Annual Report on Form 10-KSB filed by Patron Systems, Inc. (the "Company") on April 3, 2006 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.

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

GEORGE M. MIDDLEMAS, DIRECTOR; AGE 59

Mr. Middlemas is Managing General Partner of Apex Investment Partners. Prior to joining Apex in 1991, Mr. Middlemas was a Senior Vice President and Principal of Inco Venture Capital Management. Prior thereto, he was Vice President and a member of the investment commitment committee of Citicorp Venture Capital. Mr. Middlemas was a founder of both America Online (AOL) and RSA Security (NASDAQ:
RSAS). Mr. Middlemas holds a B.A. in history and political science from Pennsylvania State University; an M.A. in political science from the University of Pittsburgh; and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Middlemas has served as a director since February 28, 2005 with a term expiring at the Company's 2006 Annual Meeting of Stockholders. Mr. Middlemas also serves on the board of directors and the compensation committee of the board of directors of Pure Cycle Corporation.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2006, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2006. As of March 21, 2006, there were 61,648,360 shares of common stock outstanding and to-be-issued, not including vested, un-issued stock options totaling 8,906,108 shares. Except as otherwise indicated, the address of each of the executive officers, directors and more than 5% stockholders named below is c/o Patron Systems, Inc., 5775 Flatiron Parkway, Suite 230, Boulder, CO 80301.

                                           AMOUNT AND NATURE
                                             OF BENEFICIAL          PERCENT
CERTAIN BENEFICIAL OWNERS                      OWNERSHIP            OF CLASS

DIRECTORS AND EXECUTIVE OFFICERS
Robert W. Cross(1)                             1,066,667              1.7%
Braden Waverley(2)                               550,279                 *
Brett Newbold(3)                               4,075,000              6.6%
J. William Hammon(4)                           2,150,000              3.5%
Martin T. Johnson(5)                             196,529                 *
James E. Morriss(6)                              272,000                 *
Heidi B. Newton                                  202,114                 *
Robert E. Yaw II(7)                            2,950,000              4.8%
George M. Middlemas                               22,751                 *
ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP(8)                        11,260,340             18.3%

5% STOCKHOLDERS
Apex Investment Fund V, L.P.(9)                6,339,500              9.3%
    225 West Washington St., Ste. 1500
    Chicago, Illinois 60606


*   Less than 1%

(1) Consists of 1,000,000 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(2) Consists of 550,279 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(3) Consists of 1,475,000 shares of common stock that are directly owned by Mr. Newbold, and 2,600,000 shares of common stock owned by Newbold, Inc., a corporation of which Mr. Newbold is the sole stockholder.

(4) Consists of 1,550,000 share of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(5) Consists of 196,529 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(6) Consists of 225,000 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(7) Consists of 950,000 shares of common stock that are directly owned by Mr. Yaw, and 2,000,000 shares of common stock owned by Mr. Yaw's spouse.

(8) Consists of 3,296,808 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding stock options.

(9) Consists of 6,339,500 shares of common stock that may be acquired from the Company within 60 days of March 21, 2006 upon the exercise of outstanding warrants.

The following table sets forth certain information regarding beneficial ownership of our Series A-1 Preferred Stock as of March 21, 2006, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Series A-1 Preferred Stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, as applicable. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Series A-1 Preferred Stock actually outstanding at March 21, 2006. As of March 21, 2006, there were 4,277,261 shares of Series A-1 Preferred Stock outstanding.

                                           AMOUNT AND NATURE
                                             OF BENEFICIAL          PERCENT
CERTAIN BENEFICIAL OWNERS                      OWNERSHIP            OF CLASS

5% HOLDERS
Patrick J. Allin                                1,875,000            43.8%
    311 Belle Foret Drive
    Lake Bluff, IL 60044
Richard Linting                                 1,777,261            41.6%
    830 Temple Hills Drive
    Laguna Beach, CA 92651
The Allin Dynastic Trust                          625,000            14.6%
    c/o Patrick J. Allin
    311 Belle Foret Drive
     Lake Bluff, IL 60044


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

                                    NUMBER OF SECURITIES                              NUMBER OF SECURITIES REMAINING
                                      TO BE ISSUED UPON        WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                         EXERCISE OF          EXERCISE PRICE OF          UNDER EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
PLAN CATEGORY                                (a)                     (b)                            (c)
--------------------------------    --------------------     -------------------      ------------------------------
Equity compensation plans                   --                        --                            --
approved by security holders
Equity  compensation  plans not         12,840,000                  $0.70                           --
approved by security holders[1]
TOTAL                                   12,840,000                  $0.70                           --

----------
[1] Represents options granted pursuant to individual option agreements.


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

Beginning on July 1, 2005, and continuing through December 31, 2005, we completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 2,617,000 shares of common stock (the "Bridge III Warrants") to, among other existing investors, Apex Investment Fund V, L.P. ("Apex"). The Bridge III Warrants have a term of 5 years and an exercise price of $0.60 per share.

The Bridge III Notes had an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and featured an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Bridge III Notes feature a term of 5 years and an exercise price of $0.60 per share. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

Beginning on October 29, 2005, the Company elected to extend the contractual maturity date of the various Bridge III Notes for an additional 60 days to various dates beginning December 28, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 1,200,000 Bridge III

Extension Warrants to purchase such number of shares of common stock equal to 1/2 of a share for each $1.00 of principal amount outstanding. All of the Bridge III Notes have been redeemed in exchange for the issuance of shares of Series A-1 Preferred Stock.

On July 1, 2005, the Company issued a Bridge III Note in the principal amount of $1,650,000 and Bridge III Warrants to purchase 825,000 shares of Common Stock to Apex. The aggregate fair value of these Bridge III Warrants amounted to $415,891.

On August 19, 2005, the Company issued a Bridge III Note in the principal amount of $450,000 and Bridge III Warrants to purchase 225,000 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $55,263.

On September 30, 2005, the Company issued a Bridge III Note in the principal amount of $1,200,000 and Bridge III Warrants to purchase 600,000 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $57,143.

On October 16, 2005, the Company issued a Bridge III Note in the principal amount of $360,000 and Bridge III Warrants to purchase 180,000 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $9,018.

On October 24, 2005, the Company issued a Bridge III Note in the principal amount of $75,000 and Bridge III Warrants to purchase 37,500 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $1,879.

On October 29, 2005, the Company issued Bridge III Extension Warrants to purchase 825,000 shares of Common Stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $42,394.

On October 31, 2005, the Company issued a Bridge III Note in the principal amount of $385,000 and Bridge III Warrants to purchase 192,500 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $9,644.

On November 16, 2005, the Company issued a Bridge III Note in the principal amount of $225,000 and Bridge III Warrants to purchase 112,500 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $4,431.

On November 21, 2005, the Company issued a Bridge III Note in the principal amount of $150,000 and Bridge III Warrants to purchase 75,000 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $2,954.

On November 29, 2005, the Company issued a Bridge III Note in the principal amount of $210,000 and Bridge III Warrants to purchase 105,000 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $4,135.

On December 8, 2005, the Company issued a Bridge III Note in the principal amount of $229,000 and Bridge III Warrants to purchase 114,500 shares of Common Stock to Apex. The fair value of these Bridge III Warrants amounted to $4,757.

On December 17, 2005, the Company issued Bridge III Extension Warrants to purchase 225,000 shares of Common Stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $9,544.

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


                                           PATRON SYSTEMS, INC.

                                        By:  /S/ ROBERT CROSS
                                            ----------------------------
                                            Robert Cross
                                            Its: Chief Executive Officer

                                        Date: May 15, 2006


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

           SIGNATURE                         TITLE                      DATE
           ---------                         -----                      ----

       /S/ ROBERT CROSS          Chief Executive Officer            May 15, 2006
-----------------------------    & Director
           Robert Cross

  /S/ MARTIN T. JOHNSON          Chief Financial Officer            May 15, 2006
-----------------------------
      Martin T. Johnson

   /S/ HEIDI B. NEWTON           Vice President-Finance and         May 15, 2006
-----------------------------     Administration
       Heidi B. Newton           (Principal Accounting Officer)


     /S/ ROBERT E. YAW, II       Chairman of the Board              May 15, 2006
-----------------------------
         Robert E. Yaw, II

     /S/ GEORGE MIDDLEMAS        Director                           May 15, 2006
-----------------------------
         George Middlemas

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

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

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

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

10.12 Executive Employment Agreement dated February 28, 2005, between Brett Newbold and Patron Systems, Inc.* +

10.13          Executive  Employment  Agreement dated February 28, 2005, between
               J. William Hammon and Patron Systems, Inc.* +

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

10.16 Settlement Agreement and Mutual Release dated June 2, 2005, among Patrick J. Allin, The Allin Dynastic Trust and Patron Systems, Inc. +

10.17 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing II. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed August 22, 2005.

10.18 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing II. +

10.19 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of investors in Interim Bridge Financing
               II. +

10.20 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of the Placement Agent for, and investors in, Interim Bridge Financing II. +

10.21 Option Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

10.22 Employment Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

10.23 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing III. +

10.24 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing III. +

10.25 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of each of the investors in Interim Bridge Financing III. +

10.26 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the investors in, Interim Bridge Financing III. +

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

14.1           Code of Ethics.+

21.1           Subsidiaries of the Company. +

24.1 Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB).

31.1           Certification   of  Principal   Executive   Officer  pursuant  to
               Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

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

* Indicates a management contract or compensatory plan.
+ Previously filed on Form 10-KSB.