Form 10QSB
period 2006-03-31
PATRON SYSTEMS INC
filed 2006-05-22
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,398,360 shares of common stock outstanding as of May 11, 2006.

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

Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited).............3
Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2006 and 2005 (Unaudited).............................4
Condensed Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2006 (Unaudited).........................5
Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and 2005 (Unaudited).............................6
Notes to Condensed Consolidated Financial Statements (Unaudited)...............7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................31

ITEM 3. CONTROLS AND PROCEDURES...............................................43


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................45

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........46

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

                          ITEM 1 FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                            MARCH 31, 2006
                                                                   ------------
Current Assets
  Cash and cash equivalents ..................................     $    141,430
  Restricted cash ............................................        1,468,813
  Accounts receivable, net ...................................           55,545
  Other current assets .......................................          135,059
                                                                   ------------
     Total current assets ....................................        1,800,847

Property and equipment, net ..................................          101,544
Intangible assets, net .......................................        1,385,717
Unbilled accounts receivable .................................           54,654
Net assets of discontinued operation .........................           94,277
Goodwill .....................................................        9,510,716
                                                                   ------------
     Total assets ............................................     $ 12,947,755
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ...........................................     $  1,239,813
  Accrued payroll and related expenses .......................          447,253
  Accrued interest ...........................................          744,679
  Notes payable (to creditors of acquired business);
     including $1,538,129 to related parties .................        1,790,911
  Demand notes payable .......................................          471,056
  Expense reimbursements due to officers and
     stockholders ............................................          166,183
  Accrued registration penalty ...............................           84,780
  Deferred revenue ...........................................          190,009
  Notes payable to officers and stockholders .................          235,712
  Other current liabilities ..................................          515,173
  Bridge notes payable .......................................        1,544,975
  Net liabilities of discontinued operations .................           30,201
                                                                   ------------
     Total current liabilities ...............................        7,460,745
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized,
       - Series A Convertible: 2,160 shares authorized;
           893 shares issued and outstanding .................                9
           liquidation preference of $5,581,250
       - Series A-1 convertible: 50,000,000 authorized;
           33,420,078 issued and outstanding .................          334,201
           liquidation preference of $26,736,063
  Common stock, par value $0.01 per share, 150,000,000
     shares authorized, 56,398,360 shares issued and
     outstanding .............................................          563,984
  Additional paid-in capital .................................       93,376,917
  Accumulated deficit ........................................      (88,788,101)
                                                                   ------------
     Total stockholders' equity ..............................        5,487,010
                                                                   ------------
     Total liabilities and stockholders' equity ..............     $ 12,947,755
                                                                   ============

See notes to condensed consolidated financial statements.

                       PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------
Revenue ......................................    $    261,785     $      6,430
                                                  ------------     ------------
Cost of Sales
  Cost of products/services ..................          29,897            2,003
  Amortization of technology .................          27,522           19,230
                                                  ------------     ------------
    Total cost of sales ......................          57,419           21,233
                                                  ------------     ------------
  Gross profit ...............................         204,366          (14,803)
                                                  ------------     ------------

Operating Expenses
  Salaries and related expenses ..............       1,010,123          370,349
  Professional fees ..........................         658,115          141,401
  General and administrative (includes
     non-employee stock-based ................         323,909          722,064
     compensation of $0 and $508,500 for
     the three months ended March 31,
     2006 and 2005, respectively)
  Amortization of intangibles ................          30,814            8,063
  Stock based penalties under financing
     arrangements ............................           2,852          369,000
  Settlement charge ..........................         858,213             --
                                                  ------------     ------------
     Total operating expenses ................       2,884,026        1,610,877
                                                  ------------     ------------

Loss from operations .........................      (2,679,660)      (1,625,680)
                                                  ------------     ------------

Other Income (Expense)
  Interest income ............................            --             19,250
  Interest expense ...........................      (1,615,514)        (494,988)
  Gain on sale of property and equpment ......              62             --
                                                  ------------     ------------
Total Other Expense ..........................      (1,615,452)        (475,738)
                                                  ------------     ------------
     Loss from continuing operations
        before income taxes ..................      (4,295,112)      (2,101,418)


  Income taxes ...............................            --               --

                                                  ------------     ------------
Loss from continuing operations ..............      (4,295,112)      (2,101,418)
                                                  ------------     ------------

Loss from discontinued operations ............        (104,962)        (102,377)

                                                  ------------     ------------
Net loss .....................................    $ (4,400,074)    $ (2,203,795)
                                                  ============     ============

Net Loss Per Share - Basic and Diluted
  - Continuing operations ....................    $      (0.07)    $      (0.04)
  - Discontinued operations ..................           (0.00)           (0.00)
                                                  ------------     ------------
  - Total ....................................    $      (0.07)    $      (0.04)
                                                  ============     ============

Weighted Average Number of Common Shares
   Outstanding
   - Basic and Diluted .......................      62,518,619       50,686,749
                                                  ============     ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)
                                  SHARES OF      PAR VALUE      SHARES OF      PAR VALUE
                                   SERIES A       SERIES A      SERIES A-1    SERIES A-1      SHARES OF       PAR VALUE
                                  PREFERRED      PREFERRED      PREFERRED      PREFERRED        COMMON          COMMON
                                    STOCK          STOCK          STOCK          STOCK          STOCK           STOCK
                                 ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2006 .....           --     $       --             --     $       --       59,348,360    $    593,484

Amortization of deferred
  stock-based compensation ...           --             --             --             --             --              --
Issuance of Series A Preferred
  Stock to investors .........            893              9           --             --             --              --
Issuance of warrants in
  connection with bridge
  loan extension -
  extension warrants .........           --             --             --             --             --              --
Conversion option penalty
  incurred upon default
  of Bridge Financing III ....           --             --             --             --             --              --
Issuance of Series A-1
  Preferred stock in
  settlement of debt .........           --             --       33,420,078        334,201     (2,950,000)        (29,500)
Vested portion of stock
  options ....................           --             --             --             --             --              --
Net Loss .....................           --             --             --             --             --              --
                                 ------------   ------------   ------------   ------------   ------------    ------------

BALANCE MARCH 31, 2006 .......            893   $          9     33,420,078   $    334,201     56,398,360    $    563,984
                                 ============   ============   ============   ============   ============    ============



                                                  COMMON
                                  ADDITIONAL      STOCK
                                   PAID IN      REPURCHASE        DEFERRED      ACCUMULATED
                                   CAPITAL      OBLIGATION      COMPENSATION      DEFICIT           TOTAL
                                 ------------   ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2006 .....   $ 65,027,575   $ (1,300,000)   $     (7,500)   $(84,388,027)   $(20,074,468)

Amortization of deferred
  stock-based compensation ...           --             --             7,500            --             7,500
Issuance of Series A Preferred
  Stock to investors .........      4,465,491           --              --              --         4,465,500
Issuance of warrants in
  connection with bridge
  loan extension -
  extension warrants .........         48,129           --              --              --            48,129
Conversion option penalty
  incurred upon default
  of Bridge Financing III ....        550,000           --              --              --           550,000
Issuance of Series A-1
  Preferred stock in
  settlement of debt .........     23,112,387      1,300,000            --              --        24,717,088
Vested portion of stock
  options ....................        173,335           --              --              --           173,335
Net Loss .....................           --             --              --        (4,400,074)     (4,400,074)
                                 ------------   ------------    ------------    ------------    ------------

BALANCE MARCH 31, 2006 .......   $ 93,376,917   $       --      $       --      $(88,788,101)   $  5,487,010
                                 ============   ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------
                                                                        2006           2005
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................................   $(4,400,074)   $(2,203,795)
                                                                    -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ...............................        70,796         19,525
    Amortization of deferred compensation .......................         7,500        508,500
    Accretion related to warrants issued for notes payable ......        20,909        260,965
    Amortization of deferred financing costs ....................       282,129        153,520
    Stock based penalty under financing arrangements ............         2,852        369,000
    Non-cash interest income ....................................          --          (19,250)
    Non-cash increase in interest payable to former stockholder .        48,400           --
    Conversion option in connection with bridge note holders ....       550,000           --
    Stock based compensation ....................................       173,335           --
    Loss on issuance of preferred stock in settlement of debt ...       858,213           --
    Changes in assets and liabilities:
      Restricted cash escrowed to settle liabilities assumed ....      (957,122)    (1,388,000)
      Prepaid expenses ..........................................          --           10,637
      Accounts receivable .......................................       113,945        (58,518)
      Other current assets ......................................        17,809        110,533
      Accounts payable ..........................................      (268,700)      (325,017)
      Accrued interest ..........................................       429,027         94,827
      Deferred revenue ..........................................      (142,072)        35,283
      Expense reimbursements due to officers and shareholders ...        (7,354)       (94,500)
      Accrued payroll and payroll related expenses ..............      (311,041)       (72,250)
      Loss on sale of fixed assets ..............................           (62)          --
      Other current liabilities .................................      (197,271)        31,439
      Other accrued expenses ....................................          --           (3,413)
                                                                    -----------    -----------
  Total adjustments .............................................       691,293       (366,719)
                                                                    -----------    -----------
NET CASH USED IN OPERATIONS - CONTINUING OPERATIONS .............    (3,708,781)    (2,570,514)
NET CASH USED IN OPERATIONS - DISCONTINUED OPERATIONS ...........       (31,076)
                                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ...........................    (3,739,857)    (2,570,514)
                                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ...............          --         (857,633)
  Cash acquired in purchase business combinations ...............          --          416,397
  Cash received from sale of property and equipment .............          --             --
  Purchase and development of technology ........................      (211,294)          --
  Proceeds from sale of fixed assets ............................         1,755           --
  Purchase of fixed assets ......................................       (12,689)       (32,055)
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS ...      (222,228)      (473,291)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS .        (3,000)          --
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ...........................      (225,228)      (473,291)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses financed by (repaid to) officers and stockholders ....          --         (225,000)
  Payments on settlement of accommodation agreements ............      (125,000)          --
  Advances from stockholders ....................................          --          500,000
  Deferred financing costs ......................................       (54,000)      (316,579)
  Proceeds from issuance of preferred series A stock ............     4,285,501           --
  Proceeds from issuance of bridge notes ........................          --        3,500,000
  Repayments of advances from shareholders ......................          --          (93,796)
                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS     4,106,501      3,364,625
                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................   $   141,416    $   320,820

CASH AND CASH EQUIVALENTS, beginning of period ..................   $        14    $    45,901
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ........................   $   141,430    $   366,721
                                                                    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest ......................................................       285,476        214,428

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. and subsidiaries (the "Company," "Patron," "us," or "we") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

This form 10-QSB should be read in conjunction with the Company's 10-KSB for the year ended December 31, 2005.


NOTE 2 - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc., ("Systems") is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions.

Pursuant to an Amended and Restated Share Exchange Agreement dated October 11, 2002, Combined Professional Services ("CPS"), Systems and the stockholders of
Systems consummated a share exchange ("Share Exchange"). As a result of the Share Exchange, the former stockholders of Systems became the majority stockholders of CPS. Accordingly, Systems became the accounting acquirer of CPS and the exchange was accounted for as a reverse merger and recapitalization of Systems. CPS subsequently merged with Systems, with Systems surviving the merger. The combined entity continued to use the name Patron Systems, Inc.


NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,400,074 for the three months ended March 31, 2006, which includes an aggregate of $2,014,134 of non-cash charges including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, the amortization of deferred compensation and the charge for stock option based compensation. The Company used net cash in its operating activities of $3,739,857 during the three months ended March 31, 2006. The Company's working capital deficiency at March 31, 2006 amounted to $5,659,898 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note 15). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised

$4,285,501 of gross proceeds ($3,946,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the three months ended March 31, 2006. The Company used $3,739,857 of these proceeds to fund its operations and a net of $225,228 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Convertible Preferred Stock, par value $0.01 per share ("Series A-1
Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 16). As of March 31, 2006, Creditors representing approximately 82% of the Company's outstanding claims accepted this proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. The Company is currently unable to determine whether all of its remaining creditors will accept its proposal or that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

The Company is currently in the process of attempting to raise additional capital and has taken certain steps to conserve its liquidity while it continues to integrate the businesses acquired in 2005. Although management believes that the Company has access to capital resources, the Company has not secured any commitments for additional financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital and/or successfully execute its business plan.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company applies the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

Revenue from post contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. The Company uses the residual method prescribed in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transaction" to allocate revenues to delivered elements once it has established vendor-specific objective evidence of fair value for such undelivered elements.

The Company provides its internet access and back-up, retrieval and restoration services under contractual arrangements with terms ranging from 1 year to 5 years. These contracts are billed monthly, in advance, based on the contractually stated rates. At the inception of a contract, the Company may activate the customer's account for a contractual fee that it amortizes over the term of the contract in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's standard contracts are automatically renewable by the customer unless terminated on 30 days written notice. Early termination of the contract generally results in an early termination fee equal to the lesser of six months of service or the remaining term of the contract.

Professional  consulting  services  are  billed  based on the number of hours of
consultant   services  provided  and  the  hourly  billing  rates.  The  Company recognizes revenue under these arrangements as the service is performed.

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as Agent."

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 5 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31, 2005 (Note 5) resulting in $9,510,716 in goodwill at March 31, 2006. Intangible assets continue to be amortized over their estimated useful lives.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144, "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company's review of the carrying values of its long lived assets resulted in an impairment charge of $1,705,455 for the year ended December 31, 2005 (Note 8).

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of the creditor and claimant liabilities restructuring in March 2006 (Note 16). Actual results could differ from those estimates.

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

CONVERTIBLE PREFERRED STOCK

The Company accounts for conversion options embedded in convertible preferred stock in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force Issue ("EITF") 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of Conventional Convertible Debt Instrument" in Issue No. 00-19.

SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

The Company determined that the conversion option embedded in its Series A Convertible Preferred stock, par value $0.01 per share ("Series A Preferred") is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." The Company applied the proforma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently during the three months ended March 31, 2006, the Company recognized $173,335 in expenses, which represents the fair value of stock options that have vested during the period ended March 31, 2006.

For the three months ended March 31, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                        2005
                                                                    -----------
Net Loss ......................................................     $(2,203,795)
Stock-based employee compensation cost, under fair
   value accounting ...........................................        (185,278)
                                                                    -----------
Pro-forma net loss under Fair Value Method ....................     $(2,389,073)
                                                                    -----------

Loss per share
   Basic and Diluted ..........................................     $     (0.04)

Per share stock-based employee compensation cost, under
   fair value accounting
Pro-forma loss per share, Basic and Diluted ...................     $     (0.05)

COMMON STOCK PURCHASE WARRANTS

The Company accounts for the issuance of common stock purchase warrants issued with registration rights in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

Net loss per common share excludes the following outstanding options, warrants and preferred stock as their effect would be anti-dilutive:

                                                     MARCH 31
                                           ----------------------------
                                               2006             2005
                                           -----------       ----------
         Options ....................       13,137,233        7,125,000
         Warrants ...................       38,656,765        4,665,000
         Series A Preferred Stock ...       60,256,264             --
         Series A-1 Preferred Stock .      322,157,348             --
                                           -----------       ----------
                                           434,207,610       11,790,000
                                           ===========       ==========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

In September 2005, the EITF ratified Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

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

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholders' equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 150." SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,
(b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. We are currently evaluating the potential impact, if any, that the adoption of SFAS 156 will have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 5 - BUSINESS COMBINATIONS

On February 25, 2005, the Company acquired Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") in separate merger transactions. Additionally, on March 30, 2005, the Company acquired Entelagent Software Corp. ("Entelagent") in a merger transaction. The Company accounted for these business combinations in accordance with the provisions of SFAS 141 "Accounting for Business Combinations."

In connection with these three merger transactions, the Company paid, $200,000 in cash, 14,900,000 shares of common stock with a fair market value of $12,665,000, subordinated promissory notes in the aggregate principal amount of $4,500,000, warrants to purchase up to 2,250,000 shares of common stock which were valued at $1,912,500. Direct expenses incurred by the Company to complete these transactions amounted to $912,663. The total purchase price for the three companies amounted to $20,190,133.


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
                                ===========   ===========   ===========   ===========


The allocation of the purchase price was based upon a valuation study performed by an independent outside appraisal firm. The purchase price allocation resulted in the allocation of $3,101,000 to intangible assets, including $2,570,000 to developed technology and $190,000 to in-process research and development. Additionally, the purchase price allocation resulted in the allocation of $22,440,412 to goodwill.

 The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2005 in accordance with SFAS 142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to its business amounted to $9,510,716. Accordingly, the Company recorded a goodwill impairment charge in the amount of $12,929,696 for the year ended December 31, 2005. Additionally, after reevaluating the resources available to the Company, the strategic direction of the business as well as the revised business plans and financial projections, the Company, during the quarter ended December 31, 2005, recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions. The remaining amount of goodwill and intangible assets is presented net of such impairment charges recorded during the year ended December 31, 2005.


NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                              MARCH 31
                                                                2006
                                                             ----------
         Employee receivables ...........................    $   75,877
         Prepaid expenses ...............................        36,443
         Deposits .......................................        23,139
                                                             ----------
           Other current assets .........................    $  135,459
                                                             ==========



NOTE 7 - PROPERTY AND EQUIPMENT

                                                              MARCH 31
                                                                2006
                                                             ----------
         Computers ......................................   $  107,897
         Furniture and Fixtures .........................       32,887
         Leasehold improvements .........................        4,490
                                                            ----------
             sub-total ..................................      145,274
         less: accumulated depreciation .................      (43,730)
                                                            ----------
             Property and equipment, net ................   $  101,544
                                                            ==========

Depreciation expense amounted to $20,664 and $295 for the three months March 31, 2006 and March 31, 2005, respectively.

NOTE 8 - INTANGIBLE ASSETS

The components of intangible assets as of March 31, 2006 are set forth in the following table:

                                                             MARCH 31,
                                                               2006
                                                           -----------
         Developed technology .......................      $ 2,570,000
         Customer relationships .....................          180,000
         Trademarks and tradenames ..................          161,000
         In-process research and development ........          735,681
                                                           -----------
                                                             3,646,681
         Amortization and impairment charge .........       (2,260,964)
                                                           -----------
            Intangible assets, net ..................      $ 1,385,717
                                                           ===========


During the year ended December 31, 2005, the Company recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions (Note 5).

The Company classifies amortization of developed technology as a component of cost of sales and amortization of customer relationship and trademarks and tradenames as a component of general and administrative expense. Amortization expense amounted to $58,336 for the three months ended March 31, 2006, including $27,522 classified in cost of sales.


NOTE 9 - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from several unrelated parties. At March 31, 2006, the outstanding balance on these notes amounted to $135,000. These notes are payable on demand and bear interest at the rate of 10% per annum. Interest expense on these notes amounted to $17,375 for each of the three months ended March 31, 2006 and 2005, respectively.

Other demand notes at March 31, 2006 total $336,056 and include a note payable to Lok Technology in the amount of $312,556 which is secured by Entelagent's accounts receivable and bears interest at 15% per annum. Interest on these other demand notes amounted to $13,433 for the three months ended March 31, 2006 and $0 for the three months ended March 30, 2005.

As of March 31, 2006, $585,000 of the Demand Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16). Subsequent to March 31, 2006, $169,212 of the Demand Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).


NOTE 10 - BRIDGE NOTES PAYABLE

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

In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocated $2,456,140 of the proceeds to the Bridge I Notes and $1,043,860 of proceeds to the Bridge I Warrants. The difference between the carrying amount of the Bridge I Notes and their contractual redemption amount was accreted as interest expense to June 28, 2005, their earliest date of redemption.

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

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 in 2006 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge I Notes amounted to $103,562 and $29,167 for the three months ended March 31, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

As of March 31, 2006, $3,155,025 of the Bridge I Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

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

Contractual interest expense on the Bridge II Notes amounted to $75,245 for the three months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations.

As of March 31, 2006, $1,343,000 of the Bridge II Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005, and continuing through December 31, 2005, the Company completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 2,617,000 shares of common stock (the "Bridge III Warrants"). The warrants have a term of 5 years and an exercise price of $0.60 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $4,645,544 of the proceeds to the Bridge III Notes and $587,595 of proceeds to the Bridge III Warrants. The difference between the carrying amount of the Bridge III Notes and their contractual redemption amount is being accreted as interest expense to various dates from November 1, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $20,909 for the three months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations.

The Bridge III Notes have an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to one-half of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory Notes feature a term of 5 years and an exercise price of $0.60 per share. In addition, if the Bridge III Notes are not paid in full on or before the extended maturity date, each note becomes convertible into
3.84 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $5,234,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

Beginning on October 29, 2005, the Company elected to extend the contractual maturity date of the various Bridge III Notes for an additional 60 days to various dates beginning December 28, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, during the three month ended March 31, 2006, the Company was required to issue 1,197,500 additional warrants (the "Bridge III Extension Warrants"). The aggregate fair value of the warrants, which amounted to $48,129 was recorded as a deferred financing cost and was being amortized over the 60-day extension period or until March 27, 2006 when the Bridge III Notes were surrendered as payment for the Series A-1 Preferred stock under the creditor and claimant liabilities restructuring The Bridge III Extension Warrants have a term of 5 years and an exercise price of $0.60 per share.

The Company did not redeem the Bridge III Notes beginning on December 28, 2005 and, as a result, the notes became automatically convertible into 3.84 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. This amounts to a total of 2,112,000 shares during the three months ended of March 31, 2006. Accordingly, the Company recorded a charge of $550,000, in the three months ended March 31, 2006, based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. With the surrender of the Bridge III Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, these conversion options are no longer exercisable and have been cancelled.

Contractual interest expense on the Bridge III Notes amounted to $144,036 for the three months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations.

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes.

As of March 31, 2006, all of the Bridge III Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $540,000 in additional gross funds (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes") in the amount of $720,001. The 2006 Bridge Note agreement provided for these notes to automatically convert into the same securities (consisting of shares of Series A Preferred stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series A Preferred Financing. On March 27, 2006 (the date of the first closing of the Series A Preferred Financing), the 2006 Bridge Notes were converted into 7.2 Units in the Series A Preferred Financing described below. The $180,000 difference between the gross proceeds received upon the original issuance of the notes and the redemption amount was recorded as an original issuance discount that was fully expensed during the three months ended March 31, 2006.

Additionally, the Company paid Laidlaw & Company (UK) Ltd. (Laidlaw), as placement agent in the transaction, a fee of $54,000 in conjunction with the 2006 Bridge Note Financing . This fee was fully amortized and recognized as interest expense during the three months ending March 31, 2006.


NOTE 11 - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $166,183 remains outstanding at March 31, 2006. The amounts payable to such officers and stockholders are due on demand. The balance due under these arrangements is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 16. Subsequent to March 31, 2006, $13,501 of this amount has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders which amount to 235,712 bear interest at 10% per annum and are due on demand. Interest expense on these notes amounted to $4,725 for the three months ended March 31, 2006. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 16.

CONSULTING AGREEMENT PAYABLE

On June 8, 2005, the Company negotiated a settlement regarding a consulting agreement payable with a related party. The terms of the settlement agreement terminated the prior agreement and reduced the remaining payments due under the contract to $150,000 including a $50,000 payment that was made upon the execution of the agreement and two additional $50,000 payments including one to be made upon the completion of a follow-on-financing by the Company and one not later than September 30, 2005. The $150,000 reduction in payments was recorded as a reduction of general and administrative expense during the quarter ended June 30, 2005. Additionally, the settlement agreement terminated an obligation for the Company to issue 100,000 shares of unrestricted stock. The stock issuable under this commitment was recorded in 2004 as common stock issued in lieu of cash for services in the amount of $78,900. The rescission of the stock issuable under this arrangement resulted in an additional reduction of $78,900 in general and administrative expenses during the year ended December, 31, 2005.

The payment due on September 30, 2005 was not made by the Company. The $100,000 balance due under this arrangement has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring described in Note 16.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent described in Note 5, include $1,538,129 payable to related parties for settlement of accrued payroll, notes payable and expense reimbursements at March 31, 2006. Aggregate interest expense on these notes amounted to $51,111 and $0 for the three months ended March 31, 2006 and 2005, respectively. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 16.

During the three months ended March 31, 2006, $812,002 of the notes payable to creditors of acquired business was surrendered as payment for Series A-1
Preferred stock under the creditor and claimant liabilities restructuring. Subsequent to March 31, 2006, an additional $983,928 has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.


NOTE 12 - OTHER CURRENT LIABILITIES

Other current liabilities principally consists of $445,778 of accrued payroll and sales tax liabilities and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 5).


NOTE 13 - DEFERRED REVENUE

Deferred revenue at March 31, 2006 includes (1) $87,781 for the fair value of remaining service obligations on maintenance and support contracts and (2) $102,228 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.


NOTE 14 - ACCOMMODATION AGREEMENT

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

In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has recorded stock based penalties for the fair value of 450,000 shares per quarter through December 31, 2005.

The total stock-based penalties associated with the Accommodation Agreements from April 2003 to December 31, 2005 were $3,318,975. An aggregate of 4,950,000 shares were issuable through December 31, 2005 under the stock-based penalties associated with the Accommodation Agreements.

On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties under the creditor and claimant liabilities restructuring (Note 16).

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

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (890,500 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded charges of $2,852 and $9,014 during the three months ended March 31, 2006 and 2005, respectively for the fair value of 45,011 and 11,096 shares issuable during the three months ended March 31, 2006 and 2005, respectively to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under accommodation agreements in the accompanying statements of operations.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of Company common stock in reliance upon certain of the Company's press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. The Company believes the Plaintiff's claims are without merit and intends to continue to defend against them through trial, if necessary. The amount of loss, if any, with respect to the claim cannot be predicted or quantified at this time and, therefore, no amounts have been recorded on the books of the Company. On April 24, 2006, the Company and the Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims (Note 20).

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company intends to respond to this complaint within the time allotted by statute. The Company intends to attempt to settle this claim as part of the creditor and claimant liabilities restructuring (Note 16).

While the Company believes it has defenses to the claims noted above, notwithstanding the fact that the Company intends to vigorously defend these actions, there can be no assurance the Company will be successful in its defense of any of these claims. In the event the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

GRAUL CLAIM

On March 3, 2006, the Company, Ms. Graul and a third party ("Buyer") entered into an arrangement providing for Ms. Graul to assign and transfer all rights, title and interest in her original claim of $931,659 against the Company to the Buyer in exchange for a cash payment in the amount of $180,000. On March 15, 2006, the Company advanced the $180,000 payment to Ms. Graul in exchange for her immediate release of all claims against the Company. The Company is currently awaiting payment in the same amount from the Buyer in order to complete the assignment of such claim to the Buyer. This arrangement further provides for the Company to acknowledge Ms. Graul's original claim for the benefit of the Buyer, the rescission of the August 2005 settlement and release, and for the Buyer to participate in the creditor and claimant liabilities restructuring (Note 16) with respect to the settlement of Ms. Graul's original claim.

STOCK SUBSCRIPTION AND MUTUAL RELEASE AGREEMENTS WITH PATRICK ALLIN AND THE ALLIN DYNASTIC TRUST

On January 1, 2006, the Company and Mr. Patrick Allin and The Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims in law, equity, or otherwise ("Allin Subscriber Claims") arising out of the business relationship between the parties that Mr. Allin and The Allin Dynastic Trust may have with the Company. The Series A-1 Agreements provide for the issuance of 1,875,000 shares of Series A-1 Preferred Stock to Mr. Allin and 625,000 shares of Series A-1 Preferred Stock to The Allin Dynastic Trust. The aggregate purchase price is equivalent to the value of the Allin Subscriber Claims being settled through this settlement and release. The total of these claims at December 31, 2005 amounted to $2,000,000. Mr. Allin and The Allin Dynastic Trust are each deemed to have paid for the Series A-1 Preferred Stock through the settlement and release of Allin Subscriber Claims. See Note 17 for further details of the Series A-1 Preferred stock and Note 16 for the creditor and claimant liabilities restructuring.

SETTLEMENT OF LINTING LAWSUIT

On February 14, 2006, the Company and Richard Linting entered into a Stock Subscription Agreement & Mutual Release ("Linting Agreement") to settle all claims in law, equity or otherwise ("Linting Subscriber Claims") arising out of the business relationship between the parties that Mr. Linting may have with the Company. The Linting Agreement provides for the issuance of 1,777,261 shares (the "Shelved Stock") of Series A-1 Preferred stock. The aggregate purchase price is equivalent to the value of the Linting Subscriber Claims being settled through this settlement and release. The total set aside purchase price for the Shelved Stock shall be $0.80 per share or an aggregate of $1,421,809. Mr. Linting is deemed to have paid for the Series A-1 Preferred stock through the settlement and release of the Linting Subscriber Claims. This agreement provides for the transfer of the Shelved Stock in stock certificate installments and in such numbers and at such times as directed by Mr. Linting. See Note 17 for further details of the Series A-1 Preferred stock and Note 16 for the creditor and claimant liabilities restructuring.

SETTLEMENT OF HARARY, ET AL. LAWSUITS

On March 27, 2006, the Company reached agreement with Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. (the "Subscribers") whereby each of the Subscribers and the Company mutually release the other party and its respective stockholders, directors, officers, employees, etc. from any and all past, present and future claims that can or have been brought by the other party relating to any act or omission occurring on or prior to the date of the Agreement. Additionally, the Company agreed to a payment to the Subscribers, including attorneys' fees, of $125,090. The Subscribers agreed to purchase from the Company 3,000,000 shares of the Company's Series A-1 Preferred Stock, the purchase price for the stock shall be $0.80 per share and shall be paid through this settlement and release of $2,400,000 of Subscriber claims. See Note 17 for further details of the Series A-1 Preferred stock and Note 16 for the creditor and claimant liabilities restructuring.


BRADEN WAVERLEY, CHIEF OPERATING OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), the Company's new Chief Operating Officer. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). The Waverley Initial Grant is for 2,201,119 shares at an exercise price of $0.055 per share. Additionally, upon the completion of the creditor and claimant liabilities restructuring, Mr. Waverley will be granted an additional option ("Waverley Additional Option") which together with the Waverley Initial Grant shall enable Mr. Waverley to purchase, along with the Waverley Initial Grant, shares of Company common stock representing 3.5% of the common stock issued and outstanding after completion of the creditor and claimant liabilities restructuring on a fully-diluted basis. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), the Company's new Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate 1.25% of the outstanding shares of Company common stock on the date of grant ("Johnson Initial Grant"). The Johnson Initial Grant is for 786,114 shares at an exercise price of $0.055 per share. Additionally, upon the completion of the creditor and claimant liabilities restructuring, Mr. Johnson will be granted an additional option ("Johnson Additional Option") which together with the Johnson Initial Grant shall enable Mr. Johnson to purchase, along with the Johnson Initial Grant, shares of Company common stock representing 1.25% of the common stock issued and outstanding after completion of the creditor and claimant liabilities restructuring on a fully-diluted basis. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

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


NOTE 16 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On January 12, 2006, the Company issued a Stock Subscription Agreement & Mutual Release to each creditor and claimant ("Subscriber") of the Company for purposes of entering into a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that the creditor and/or claimant may have with the Company ("Subscriber Claims"). Under terms of this agreement, the Company sells to the Subscriber and the Subscriber purchases from the Company shares ("Stock") of its Series A-1 Preferred stock at a price of $0.80 per share. The aggregate purchase price is equivalent to the value of the Subscriber Claims being settled through this settlement and release. Subscriber is deemed to have paid for the Stock through the settlement and release of Subscriber Claims. Each share of Stock is automatically convertible into ten shares of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred stock. If the requisite agreements and approvals are obtained, the Company anticipates issuing the shares of Series A-1 Preferred stock following the final determination of the claims and acceptance by the Company of each claimant submitted Stock Subscription Agreement and Mutual Release through countersignature thereof.

The Stock Subscription Agreement & Mutual Release also provided that in the event that (a) a bona fide sale or (series of related sales) by the Company of equity interests in the Company in an amount equal to or in excess of $3,000,000 or (b) any merger, consolidation, recapitalization, reclassification, reincorporation, reorganization, share exchange, sale of all or substantially all of the assets of the Company or comparable transaction, is not consummated on or before March 31, 2006 (the "Termination Date"), the Stock Subscription Agreement & Mutual Release shall terminate and be null and void, the Series A-1 Preferred stock issued to Subscriber shall be cancelled and the Subscriber Claims shall remain in full force and effect on their terms. Each Subscriber agrees not to transfer or sell any portion of the Stock until the next business day after the Termination Date, subject to (i) an effective registration under the Securities Act or in a transaction which is otherwise in compliance with the Securities Act, (ii) an effective registration under any applicable state securities statute or in a transaction otherwise in compliance with any applicable state securities statue, and (iii) evidence of compliance with the applicable securities laws of other jurisdictions.

As described below under the Private Placement Series A Preferred Stock and Warrants, on March 3, 2006 the investors in the Series A Preferred Financing modified the terms of their financing arrangement to provide funds to the Company prior to the 100% completion of the creditor and claimant liabilities restructuring. This modification provides for the establishment of a restricted cash escrow agent and establishes a methodology to disburse funds to the Company to cover payroll, rent and other operating costs, including eligible payables not otherwise subject to the creditor and claimant liabilities restructuring, on a bi-monthly basis. As described below, the Company completed the sale of $4.8 million in equity securities under the Series A Preferred Financing on March 27, 2006 thereby eliminating the provision for automatic termination of this arrangement.

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

As of May 11, 2006, creditors representing approximately 86% of the Company's claims outstanding, which includes amounts settled under the accommodation agreement, have indicated their acceptance of the Company's proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. The Company is currently unable to provide assurance that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.


NOTE 17 - SERIES A AND SERIES A-1 PREFERRED STOCK

On March 1, 2006, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock designating the rights, preferences and privileges of 2,160 shares of Series A Preferred stock and 50,000,000 shares of Series A-1 Preferred stock.

SERIES A PREFERRED STOCK

The Series A Preferred stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis and is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series A Preferred stock and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

The Series A Preferred stock is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price") which shall be $0.08 per share based on the stated value of the Series A Preferred stock, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance.

The Series A Preferred stock is mandatorily convertible into shares of the Company's common stock at the Initial Conversion Price, which is subject to adjustment as described above, on the date that: (i) there shall be an effective registration statement covering the resale of the Conversion Shares, (ii) the average closing price of the Company's common stock, for a period of 20 consecutive trading days is at least 250% of the then applicable Conversion Price, and (iii) the average daily trading volume of the Company's common stock for the same period is at least 250,000 shares.

SERIES A-1 PREFERRED STOCK

The Series A-1 Preferred stock has a stated value of $0.80 per share, has no maturity date, carries a non-cumulative dividend of 5% per annum, with such dividend payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Series A-1 Liquidation Preference Amount"). The Series A-1 Liquidation Preference Amount is equal to the sum of: (i) the stated value of any then unconverted shares of Series A-1 Preferred stock and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

The Series A-1 Preferred stock is not convertible at the option of the holder. Each share of Series A-1 Preferred stock automatically converts into the Company's common stock, at a conversion price of $0.08 per share based on the stated value of the Series A-1 Preferred stock, upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized shares to permit the exercise or conversion of all issued and outstanding shares of Series A Preferred stock, Series A-1 Preferred stock and all options, warrants and other rights to acquire shares of the Company's common stock.

PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK AND WARRANTS

In January 2006, the Company initiated a $5,400,000 financing transaction (the "Series A Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series A Preferred Stock and (ii) warrants ("Investor Warrants") to purchase 416,667 shares of the Company's common stock. The minimum amount of the Series A Preferred Financing is $3,000,000 ("Minimum Amount") and the maximum amount is $5,400,000. Apex agreed to purchase up to $1,500,000 which will all be available to fund the Minimum Amount, provided however, in the event that the Series A Preferred Financing is over-subscribed as to the Minimum Amount, then for each $1.00 of such over subscription up to $250,000, the Apex funding commitment will be reduced on a dollar for dollar basis, down to a minimum amount of $1,250,000. Additionally, holders of the 2006 Bridge Notes were mandatorily obligated to exchange their 2006 Bridge Notes for Units in the Series A Preferred Financing upon consummation of the Series A Preferred Financing at the face value of their 2006 Bridge Notes. The issuance of Units to the holders of 2006 Bridge Notes counts toward satisfying the Minimum Amount.

The Investor Warrants have a term of 5 years and an exercise price of $0.10 per share. Each Investor Warrant will entitle the holder thereof to purchase 416,667 shares of the Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series A Preferred stock. The Company is obligated to include the Conversion Shares and the Warrant Shares in the Registration Statement which the Company has committed to file in connection with the creditor and claimant liabilities restructuring described above. The Conversion Shares and the Warrant Shares will also have piggyback registration rights.

In connection with the Series A Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series A Preferred Placement Agent"). Laidlaw shall receive, in its role as Series A Preferred Placement Agent, (i) a cash fee equal to 10% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series A Preferred stock issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants shall have a term of 5 years and an exercise price of $0.10 per share. Additionally, the Company shall pay the Series A Preferred Placement Agent a non-accountable expense allowance of $25,000.

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

As of March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 18,606,278 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount is comprised on $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company has also issued to Laidlaw 5,950,837 common stock purchase warrants, the Agent Warrants, to Laidlaw as Series A Preferred Placement Agent. The Company paid Laidlaw a Series A Placement Agent fee of $339,051 which includes the $54,000 placement agent fee associated with the 2006 Bridge Notes.

In order to effect the availability of these funds to the Company prior to the completion of the creditor and claimant liabilities restructuring, the Company, on March 27, 2006, entered into a post-closing restricted cash escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds. The escrow agent is holding the funds and making periodic disbursements to the Company on or after the 15th of each calendar month and on or after the last day of each calendar month. The Company is required to provide a detailed schedule of the mid-month, month-end and maximum monthly disbursement amounts to substantiate its request for a release of any funds. The Post-Closing Escrow Agreement provides for the remaining escrow funds to be released to the Company after the Company has received executed agreements under the creditor and claimant liabilities restructuring for not less than 99% in dollar amount of creditor and claimant claims. The Company cannot provide any assurance that it will be successful in its efforts to complete the creditor and claimant liabilities restructuring. Additionally there is no assurance that by securing this additional financing the Company will be successful in the implementation and execution of its business plan.


NOTE 18 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On January 28, 2006 the Company issued warrants for 600,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $20,316.

On February 13, 2006 the Company issued warrants for 180,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $6,634.

On February 21, 2006 the Company issued warrants for 37,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $1,382.

On March 1, 2006 the Company issued warrants for 192,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $10,029.

On March 17, 2006 the Company issued warrants for 112,500 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $5,861.

On March 22, 2006 the Company issued warrants for 75,000 shares at a $0.60 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $3,907.

On March 27, 2006 the Company issued warrants for 18,606,278 shares at a $0.10 per share exercise price to the investors in the Series A Preferred Financing in connection with the Series A Preferred Financing. Additionally, the Company issued 5,950,837 common stock purchase warrants at a $0.10 per share exercise price to Laidlaw as placement agent in the Series A Preferred Financing.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2006, the Company issued stock options to employees to purchase 2,987,233 shares. These options include a grant to purchase 2,201,119 shares at $0.055 per share, with a fair value of $94,436, to the Chief Operating Officer of the Company, Mr. Braden Waverley, upon the signing of his employment agreement with the Company. Additionally, the Company granted options to purchase 786,114 shares at $0.055 per share, with a fair value of $33,727, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, upon the signing of his employment agreement with the Company.

The fair value of the unvested portion of stock options issued prior to December 31, 2005 was $776,251 as of December 31, 2005. Including the options granted in the three months ended March 31, 2006, the fair value of the unvested portion of stock option grants as of March 31, 2006 is $731,080.


NOTE 19 - DISCONTINUED OPERATIONS

During the three months ended March 31, 2006, the Company made the decision to streamline the Company's business focus on enterprise level software and service solutions designed to help customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance and reduce the time, cost and overhead of electronic message management. This decision resulted in the Company's decision to find a buyer for the LucidLine business. Based on this decision, the Company has recorded the assets net of liabilities as assets of discontinued operations on the Condensed Consolidated Balance Sheet as of March 31, 2006 and has recorded the loss on discontinued operations on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 and March 31, 2005. Revenue associated with the discontinued operations was $99,167 and $42,430 for the three months ended March 31, 2006 and 2005, respectively. Loss on discontinued operations was $104,962 and $102,377 for the three months ended March 31, 2006 and 2005, respectively.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc.(Note 20).


NOTE 20 - SUBSEQUENT EVENTS

ADDITIONAL SERIES A PREFERRED STOCK AND WARRANT SALE

On April 3, 2006, the Company received $355,000 associated with the Series A Preferred Financing from Apex Investment Fund V, L.P. With receipt of these funds, the Company issued 71 shares of Series A Preferred Stock and 1,479,168 common stock purchase warrants. Receipt of these funds completes the funding of the Series A Preferred Financing.

SALE OF LUCIDLINE, INC.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc., the Company's wholly-owned subsidiary, to Walnut Valley, Inc. in consideration for a cash payment of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in favor to the Company. The sale of LucidLine is designed to streamline the Company's business focus on enterprise level software and service solutions designed to help customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance and reduce the time, cost and overhead of electronic message management.

SETTLEMENT OF SHERLEIGH ASSOCIATES, INC. PROFIT SHARING PLAN LAWSUIT

On April 24, 2006, the Company entered into a Stock  Subscription  Agreement and
Mutual Release with the Sherleigh Associates, Inc. Profit Sharing Plan ("Sherleigh"). This agreement provides for a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities and obligations of any kind and nature in law, equity or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed arising out of or in any way related to the business relationship between the parties that Sherleigh may have against the Company ("Sherleigh Claims").

In settlement of the Sherleigh Claims, Sherleigh purchased from the Company 2,312,500 shares of the Series A-1 Preferred Stock for a purchase price of $0.80 per share or $1,850,000. The aggregate purchase price is equivalent to the value of the Sherleigh Claims being settled, which is being paid through the settlement and release of the Sherleigh Claims.

On May 4, 2006, Patron became aware that Lok Technologies, Inc. had filed a complaint on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants in the Superior Court of California, County of Santa Clara alleging breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and seeking damages, interest, disgorgement of any unjust enrichment, attorneys fees and cost. Prior to receipt of this notice of litigation, the Company had recorded a liability of $320,000 plus accrued interest of $159,432. The Company believes that it has defenses to these claims but has proposed to settle this litigation as part of the creditor and claimant liabilities restructuring. The Company cannot provide any assurance that the ultimate settlement of this claim will not have a material adverse affect on its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2006

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB, including the consolidated financial statements, and the related notes thereto, for the year ended December 31, 2005 of Patron Systems, Inc. and subsidiaries (collectively referred to as "Patron," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf.

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, we consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. From March 31, 2005 to December 31, 2005, we borrowed $3,300,000 from a stockholder, Apex Investment Fund V, LP. During the three months ended September 30, 2005 we raised approximately $3,600,000 in additional gross funds in five capital financing transactions, which includes converting $1,650,000 in advances from stockholders into Bridge Notes. Net proceeds from all of these transaction amounted to $3,594,000, which were used principally to fund operations and repay certain liabilities. We discuss these transactions in further detail in this report. During the three months ended March 31, 2006, we raised $4,285,501 of gross proceeds ($3,946,450 net proceeds after the payment of certain transaction expenses) in the Series A Preferred Financing.

Our strategic mission is to solve a set of enterprise-level customer problems associated with electronic message management, whether in the form of e-mail, eforms or instant messaging. Our software and services solutions are designed to help our customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance, and reduce the time, cost and overhead of message management. Our suite of products addresses e-mail policy management, e-mail retention policies, archiving and eDiscovery, proactive e-mail supervision, and the protection of messages and their attachments in motion and at rest. Our eforms solution enables customers to quickly and easily create forms, capture, share, and manage data in an industry standard format.

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

Revenue from post contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. We use the residual method prescribed in SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" to allocate revenues to delivered elements once it has established vendor-specific evidence for such undelivered elements.

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

Revenue from the resale of third-party hardware and software is recognized upon delivery provided there are no further obligations to install or modify the hardware or software. Revenue from the sales of hardware/software is recorded at the gross amount of the sale when the contract satisfies the requirements of EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as Agent."

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 5 amounting to $22,440,412. The Company's annual impairment review of goodwill identified that goodwill impairment charges totaling $12,929,696 were necessary for the year ended December 31, 2005 (Note
5). Intangible assets continue to be amortized over their estimated useful lives.

LONG LIVED ASSETS


The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144, "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company determined that an impairment charge of $1,705,455 was necessary for the year ended December 31, 2005 (Note 8).

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

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has adopted the proforma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

NON-EMPLOYEE STOCK BASED COMPENSATION

We record the cost of stock based compensation awards that we have issued to non-employees for services at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force ("EITF") Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

For the three months ended March 31, 2006, our consolidated revenues amounted to $261,785 compared to $6,430 for the three months ended March 31, 2005. The increase is the result of business combinations that we consummated with CSSI in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended March 31, 2006 amounted to $57,419 compared to $21,233 for the three months ended March 31, 2005. Cost of sales during the three months ended March 31, 2006 and March 31, 2005 includes $27,522 and $19,230, respectively, associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $2,884,026 for the three months ended March 31, 2006 as compared to $1,610,877 for the three months ended March 31, 2005, an increase of $1,273,149. The increase in operating expenses includes approximately $466,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $517,000 for legal and professional fees that we incurred principally in connection with the year-end financial audit, the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program and the implementation of the Series A Preferred Financing, approximately $23,000 for amortization of acquired intangible assets, approximately $858,000 in charges associated with the settlement of outstanding litigation under the creditor and claimant liabilities restructuring, approximately $173,000 associated with the expensing of stock options, approximately $3,000 associated with a stock-based penalty under a collateralized financing arrangement and approximately $65,000 for increased general and administrative expenses associated with the acquired businesses. These increases were partially offset by an approximately $464,000 reduction in expense associated with the amortization of stock-based compensation arrangements and approximately $369,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the three months ended March 31, 2006 amounted to $2,679,660 compared to a loss of $1,625,680 for the same period in 2005. Our loss increased as a result of the increases in operating expenses discussed above.

Interest expense during the three months ended March 31, 2006 amounted to $1,615,514 as compared to $494,998 for the three months ended March 31, 2005. The increase is directly related to our issuance of Series A Preferred stock, issuances of notes and the increased borrowings that we made to fund our working capital needs and to finance our acquisitions of CSSI, LucidLine and Entelagent. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the three months ended March 31, 2006 amounted to approximately $853,039 compared to $414,485 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $550,000 for the three months ended March 31, 2006 compared to $0 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the three months ended March 31, 2006 compared to $153,520 in the same period in 2005. Accretion of debt discounts during the three months ended March 31, 2006 were approximately $20,909 compared to $260,965 in the same period in 2005. Interest income, was $0 and $19,250 in the three months ended March 31, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the three months ended March 31, 2006, the net loss was $4,400,074 or $(0.07) per share on 62,518,619 weighted average common shares outstanding compared to a net loss of $2,203,795 or $(0.04) per share on 50,686,749 weighted average common shares outstanding for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $4,400,074 for the three months ended March 31, 2006, which includes $2,014,134 of non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($2,852), fair value of a conversion option in connection with bridge note holders ($550,000), accretion related to warrants issued in conjunction with notes payable ($20,909), amortization of deferred financing costs ($282,129), amortization of deferred compensation ($7,500), loss on issuance of preferred stock in settlement of debt ($858,213), non-cash increase in interest payable to a former stockholder ($48,400), depreciation and amortization ($70,796), and a charge for stock based compensation ($173,335). We also used $957,122 of our restricted cash escrowed to settle liabilities assumed. Including the amounts above, we used net cash flows in our operating activities of $3,739,857 during the three months ended March 31, 2006. Our working capital deficiency at March 31, 2006 amounts to $5,659,898 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in
Note 5 is critical to the realization of its business plan. The Company raised $4,285,501 of gross proceeds ($3,946,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the three months ended March 31, 2006. The Company used $3,739,857 of these proceeds to fund its operations and a net of $225,228 in investing activities, principally for the purchase and development of software technology. Additionally, the Company made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. Subsequent to March 31, 2006 the Company raised approximately $355,000 in additional gross funds in the Series A Preferred Financing (Note 17).

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, the Company has offered its creditors and claimants an agreement to issue common stock for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 16).

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2006, our cash balance was $141,430 and we had a working capital deficit of $5,659,898. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We are attempting to restructure any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants may have with us pursuant to the creditor and claimant liabilities restructuring described in Note 16. Our failure to successfully complete the creditor and claimant liabilities restructuring could adversely impact our ability to raise additional financing, or could force us to liquidate assets, or seek bankruptcy protection. There can be no assurance that we will successfully complete the creditor and claimant liabilities restructuring. Such a failure could materially adversely affect our ability to continue as a going concern.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $88.7 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

WE ARE CURRENTLY SUBJECT TO AN SEC INVESTIGATION WHICH COULD LEAD TO THE IMPOSITION OF SIGNIFICANT CIVIL PENALTIES AND COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR SECURITIES AND/OR HAVE OUR SECURITIES REGISTERED WITH THE SEC AND/OR VARIOUS STATES IF THE SEC BRINGS AN ACTION AGAINST US.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions and certain of the actions of our officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or
Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on

April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on The OTC Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. To date, our legal counsel representing us in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against us, our officers, directors and/or others.

THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH INSIDERS IS LIKELY TO LIMIT THE ABILITY OF OTHER STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

As of May 11, 2006, the executive officers, directors and entities affiliated with any of them together beneficially owned approximately 16.7% of our outstanding common stock. As a result, these stockholders may be able to exercise control over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in our control that might be viewed as beneficial by other stockholders.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of May 11, 2006, there were 56,398,360 shares of common stock outstanding, of which 9,434,914 shares were held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up arrangements and Rule 144 under the Securities Act.

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

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

Our business plan is dependent upon the acquisition and integration of companies that have previously operated independently. To date we have experienced delays in implementing our business plan as a result of limited capital resources, which have had a material adverse effect on our business. Further delays in the process of integrating could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with our integration of acquired operations could have an adverse effect on our business, results of operations, financial condition or prospects.

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

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms or at all. Our inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, financial condition and results of operations.

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


ITEM 3. CONTROLS AND PROCEDURES

Members of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the fiscal quarter ended March 31, 2006, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006 our disclosure controls and procedures were not effective.

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

During the third quarter of 2005, under the direction of our Chief Executive Officer, we engaged the services of an outside financial reporting specialist who, together with our full time personnel, undertook the process of forming a system of internal controls. We have since hired personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. These improvements have enabled us to resolve all previous delinquencies relating to the filing of our annual and quarterly reports with the SEC as of the quarter ended June 30, 2005. We also resolved the delinquent filing of our Form 8-K/A's from the acquisitions of CSSI, Entelagent and LucidLine in December 2005. We also assigned a key member of the accounting department with the task of filing previously delinquent tax returns and are undertaking a structure to ensure that our tax returns in the future are filed on a timely basis. We recently completed filing all delinquent tax returns through the year ended December 31, 2004. This member of our accounting department is also working with an outside specialist to ensure that our tax returns for the year ended December 31, 2005 are filed in a timely manner.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 1, 2006, the Company and Mr. Patrick Allin and The Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims in law, equity, or otherwise ("Allin Subscriber Claims") arising out of the business relationship between the parties that Mr. Allin and The Allin Dynastic Trust may have with the Company. The Series A-1 Agreements provide for the issuance of 1,875,000 shares of Series A-1 Preferred Stock to Mr. Allin and 625,000 shares of Series A-1 Preferred Stock to The Allin Dynastic Trust. The aggregate purchase price is equivalent to the value of the Allin Subscriber Claims being settled through this settlement and release. The total of these claims at December 31, 2005 amounted to $2,000,000. Mr. Allin and the Allin Dynastic Trust are each deemed to have paid for the Series A-1 Preferred Stock through the settlement and release of Allin Subscriber Claims. See Note 17 for further details of the Series A-1 Preferred Stock and Note 16 for the creditor and claimant liabilities restructuring.

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company intends to respond to this complaint within the time allotted by statute. The Company intends to attempt to settle this claim as part of the creditor and claimant liabilities restructuring (Note 16).

While the Company believes it has defenses to the claims noted above, notwithstanding the fact that the Company intends to vigorously defend these actions, there can be no assurance the Company will be successful in its defense of any of these claims. In the event the Company is required to pay damages in connection with any one or more of the claims asserted in these actions, such payment could have a material adverse effect on the Company's business and operations.

On February 14, 2006, the Company and Richard Linting entered into a Stock Subscription Agreement & Mutual Release ("Linting Agreement") to settle all claims in law, equity or otherwise ("Linting Subscriber Claims") arising out of the business relationship between the parties that Mr. Linting may have with the Company. The Linting Agreement provides for the issuance of 1,777,261 shares (the "Shelved Stock") of Series A-1 Preferred Stock. The aggregate purchase price is equivalent to the value of the Linting Subscriber Claims being settled through this settlement and release. The total set aside purchase price for the Shelved Stock shall be $0.80 per share or an aggregate of $1,421,809. Mr. Linting is deemed to have paid for the Series A-1 Preferred Stock through the settlement and release of the Linting Subscriber Claims. This agreement provides for the transfer of the Shelved Stock in stock certificate installments and in such numbers and at such times as directed by Mr. Linting. See Note 17 for further details of the Series A-1 Preferred Stock and Note 16 for the creditor and claimant liabilities restructuring.

On March 3, 2006, the Company, Ms. Graul and a third party ("Buyer") entered into an arrangement providing for Ms. Graul to assign and transfer all rights, title and interest in her original claim of $931,659 against the Company to the Buyer in exchange for a cash payment in the amount of $180,000. On March 15, 2006, the Company advanced the $180,000 payment to Ms. Graul in exchange for her immediate release of all claims against the Company. The Company is currently awaiting payment in the same amount from the Buyer in order to complete the assignment of such claim to the Buyer. This arrangement further provides for the Company to acknowledge Ms. Graul's original claim for the benefit of the Buyer, the rescission of the August 2005 settlement and release, and for the Buyer to participate in the creditor and claimant liabilities restructuring (Note 16) with respect to the settlement of Ms. Graul's original claim.

On March 27, 2006, the Company reached agreement with Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. (the "Subscribers") whereby each of the Subscribers and the Company mutually release the other party and its respective stockholders, directors, officers, employees, etc. from any and all past, present and future claims that can or have been brought by the other party relating to any act or omission occurring on or prior to the date of the Agreement. Additionally, the Company agreed to a payment to the Subscribers, including attorneys' fees, of $125,090. The Subscribers agreed to purchase from the Company 3,000,000 shares of the Company's Series A-1 Preferred Stock, the purchase price for the stock shall be $0.80 per share and shall be paid through this settlement and release of $2,400,000 of Subscriber claims. See Note 17 for further details of the Series A-1 Preferred Stock and Note 16 for the creditor and claimant liabilities restructuring.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been sold by us during the period from January 1, 2006 to March 31, 2006:

                                                        NAME OF          NAME OR CLASS OF
DATE OF GRANT           TITLE AND AMOUNT OF            PRINCIPAL       PERSONS WHO RECEIVED     CONSIDERATION
                          SECURITIES SOLD             UNDERWRITER           SECURITIES             RECEIVED
-------------     ------------------------------      -----------   -------------------------  ---------------
January 2006      1,875,000/Series A-1 Preferred         None            Patrick J. Allin       $1,500,000 in
                               Stock                                                              cancelled
                                                                                               debt(1)
January 2006       625,000/Series A-1 Preferred          None        The Allin Dynastic Trust    $500,000 in
                               Stock                                                              cancelled
                                                                                               debt(2)
February 2006     1,777,261/Series A-1 Preferred         None            Richard Linting        $1,421,809 in
                               Stock                                                              cancelled
                                                                                               debt(3)
 March 2006        893/Series A Preferred Stock          None        56 Accredited Investors   $4,465,501(4)
                                                                      in Series A Preferred
                                                                         Stock Financing
 March 2006       29,142,819/Series A-1 Preferred        None        Creditors and Claimants    $23,314,253 in
                               Stock                                  in the Company's Debt       cancelled
                                                                             Restructuring        debt(5)

----------
(1) On January 1, 2006, we issued 1,875,000 shares of Series A-1 Preferred Stock in consideration of $1,500,000 in outstanding obligations owed to Patrick J. Allin.

(2) On January 1, 2006, we issued 625,000 shares of Series A-1 Preferred Stock in consideration of $500,000 in outstanding obligations owed to The Allin Dynastic Trust.

(3) On February 14, 2006, we issued 1,777,261 shares of Series A-1 Preferred Stock in consideration of $1,421,809 in outstanding obligations owed to Richard Linting.

(4) On March 27, 2006, we issued 893 shares of Series A Preferred Stock in consideration of $4,285,501 in cash and $180,000 financing charge.

(5) On March 27, 2006, we issued 29,142,819 shares of Series A-1 Preferred Stock in consideration for the cancellation of $23,314,253 of debt cancellation and claims settlement under the creditor and claimant liabilities restructuring.

The following unregistered derivative securities (options and warrants) have been issued by us during the period from January 1, 2006 to March 31, 2006:


                                                           NAME OF         NAME OR CLASS OF
 DATE OF GRANT     TITLE AND AMOUNT OF SECURITIES         PRINCIPAL      PERSONS WHO RECEIVED      CONSIDERATION
                GRANTED/EXERCISE PRICE IF APPLICABLE     UNDERWRITER           SECURITIES             RECEIVED
 -------------  ------------------------------------     -----------           ----------             --------
 January 2006       600,000/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(6)
                              Warrants                                            L.P.
 February 2006      180,000/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(7)
                              Warrants                                            L.P.
 February 2006       37,500/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(8)
                              Warrants                                            L.P.
  March 2006        192,500/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(9)
                              Warrants                                            L.P.
  March 2006        112,500/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(10)
                              Warrants                                            L.P.
  March 2006         75,000/Common Stock Purchase           None        Apex Investment Fund V,       $0.00(11)
                              Warrants                                                    L.P.
  March 2006      18,606,278/Common Stock Purchase          None        56 Accredited Investors       $0.00(12)
                              Warrants                                   in Series A Preferred
                                                                                 Stock
  March 2006       5,950,837/Common Stock Purchase          None         Laidlaw & Company (UK)       $0.00(13)
                              Warrants                                            Ltd.

----------
(6) On January 28, 2006, we issued warrants to purchase up to 600,000 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(7) On February 13, 2006, we issued warrants to purchase up to 180,000 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(8) On February 21, 2006, we issued warrants to purchase up to 37,500 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(9) On March 1, 2006, we issued warrants to purchase up to 192,500 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(10) On March 17, 2006, we issued warrants to purchase up to 112,500 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(11) On March 22, 2006, we issued warrants to purchase up to 75,000 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Interim Bridge Financing III. The warrants have a term of 5 years and an exercise price of $0.60 per share.

(12) On March 27, 2006, we issued warrants to purchase up to 18,606,278 shares of our common stock to 56 accredited investors who purchased our Series A Preferred Stock . The warrants have a term of 5 years and an exercise price of $0.10 per share.

(13) On March 27, 2006, we issued warrants to purchase up to 5,950,837 shares of our common stock to Laidlaw & Company (UK) Ltd. in connection with services rendered to us as placement agent for the Series A Preferred Financing. The warrants have a term of 5 years and an exercise price of $0.10 per share.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS

See attached Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 22, 2006               PATRON SYSTEMS, INC.
                                 --------------------
                                 (Registrant)



                                 /S/ ROBERT CROSS
                                 ------------------------------
                                 By:    Robert Cross
                                 Its:   Chief Executive Officer



                                 /S/ MARTIN T. JOHNSON
                                 ------------------------------
                                 By:    Martin T. Johnson
                                 Its:   Chief Financial Officer

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
 -------- ----------------------------------------------------------------------
   10.1 Form of Stock Subscription Agreement and Mutual Release issued by Patron Systems, Inc. in favor of each of the Creditors and/or Claimants exchanging claims for shares of the Series A-1 Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit
          10.4 to the Current Report on Form 8-K filed on March 31, 2006.
   10.2 Employment Agreement dated February 17, 2006, between Patron Systems, Inc. and Braden Waverley. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2006.
   10.3 Employment Agreement dated February 17, 2006, between Patron Systems, Inc. and Martin Johnson. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 23, 2006.
   10.4 Option Agreement dated February 17, 2006, between Patron Systems, Inc. and Braden Waverley. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 23, 2006.
   10.5 Option Agreement dated February 17, 2006, between Patron Systems, Inc. and Martin Johnson. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 23, 2006.
   10.6 Form of Subscription Agreement between Patron Systems, Inc. and each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2006.
   10.7 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit
          10.2 to the Current Report on Form 8-K filed on March 31, 2006.
   10.8 Registration Rights Agreement dated March 27, 2006, among Patron Systems, Inc. and each of the purchasers of shares of the Series A Preferred Stock of Patron Systems, Inc. Incorporated by reference to
          Exhibit  10.3 to the  Current  Report  on Form 8-K  filed on March 31,
          2006.
   10.9 Post Closing Escrow Agreement dated March 27, 2006, between Stubbs Alderton & Markiles, LLP and Patron Systems, Inc. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 31, 2006.
   31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1   Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2   Certification  of Principal  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      EX-1