Form 10QSB
period 2006-06-30
PATRON SYSTEMS INC
filed 2006-08-11
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,461,851 shares of common stock outstanding as of August 4, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                              PATRON SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS ..................................................3

Condensed Consolidated Balance Sheet at June 30, 2006 (unaudited)..............3
Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2006 (unaudited)............................4
Condensed Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 2006 (unaudited)............................5
Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)..........6
Notes to Condensed Consolidated Financial Statements (unaudited)...............7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................32

ITEM 3. CONTROLS AND PROCEDURES...............................................45


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................46

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........48

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

PART I - FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                      JUNE 30,
                                                                        2006
ASSETS                                                              ------------
Current Assets
  Cash ........................................................    $    195,432
  Accounts receivable, net ....................................         571,248
  Other current assets ........................................         231,573
                                                                   ------------
     Total current assets .....................................         998,253

Property and equipment, net ...................................         125,608
Intangible assets, net ........................................       1,399,618
Goodwill ......................................................       9,510,716
                                                                   ------------
     Total assets .............................................    $ 12,034,195
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ............................................    $  1,023,432
  Accrued payroll and related expenses ........................         280,673
  Accrued interest ............................................         604,444
  Dividends payable ...........................................         124,784
  Demand notes payable ........................................         447,556
  Bridge notes payable ........................................         544,975
  Notes payable (to creditors of acquired business,
    including $554,202 to related parties) ....................         799,982
  Expense reimbursements due to officers and stockholders .....         130,201
  Notes payable to officers and stockholders ..................          90,000
  Other current liabilities ...................................         742,051
  Accrued registration rights penalty .........................          87,174
  Deferred revenue ............................................         498,780
                                                                   ------------
     Total current liabilities ................................       5,374,052

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share, 75,000,000
    shares authorized,
       - Series A convertible: 2,160 shares authorized;
          964 shares issued and outstanding
          liquidation preference of $5,581,250 ................              10
       - Series A-1 convertible: 50,000,000 authorized;
          36,388,907 issued and outstanding
          liquidation preference of $29,111,126 ...............         363,889
  Common stock, par value $0.01 per share, 150,000,000
    shares authorized, 2,131,496 shares issued and
    outstanding ...............................................          21,316
  Additional paid-in capital ..................................      97,792,968
  Deferred compensation .......................................      (1,108,922)
  Accumulated deficit .........................................     (90,409,118)
                                                                   ------------
     Total stockholders' equity ...............................       6,660,143
                                                                   ------------
     Total liabilities and stockholders' equity ...............    $ 12,034,195
                                                                   ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        --------------------------    --------------------------
                                                            2006           2005           2006           2005
                                                        -----------    -----------    -----------    -----------
Revenue .............................................   $   580,745    $    90,843    $   318,960    $    84,413
                                                        -----------    -----------    -----------    -----------
Cost of Sales
  Cost of products/services .........................        29,897          2,003           --             --
  Amortization of technology ........................        55,044        147,731         27,522        128,501
                                                        -----------    -----------    -----------    -----------
    Total cost of sales .............................        84,941        149,734         27,522        128,501
                                                        -----------    -----------    -----------    -----------
  Gross profit (loss) ...............................       495,804        (58,891)       291,438        (44,088)
                                                        -----------    -----------    -----------    -----------

Operating Expenses
  Salaries and related expenses .....................     2,448,188      1,076,437      1,438,065      1,214,588
  Consulting expense (non-employee stock based
    compensation) ...................................          --          952,875           --          444,375
  Professional fees .................................       885,897        653,383        227,782        511,982
  General and administrative ........................       621,575        757,486        297,666         35,422
  Amortization of intangibles .......................        61,627         38,877         30,813         30,814
  Stock based penalties under accomodation agreements          --          689,102           --          320,102
  Stock based penalty under collateralized financing
    arrangement .....................................         5,246           --            2,394           --
  Loss on collateralized financing arrangement ......          --          366,193           --          366,193
  Loss/(gain) associated with settlement agreements .       486,597       (389,103)      (371,616)      (389,103)
                                                        -----------    -----------    -----------    -----------
     Total operating expenses .......................     4,509,130      4,145,250      1,625,104      2,534,373

Operating loss ......................................    (4,013,326)    (4,204,141)    (1,333,666)    (2,578,461)

Other Income (Expense)
  Interest income ...................................         1,961         19,250          1,961           --
  Loss on sale of property and equipment ............          (125)          --             (187)          --
  Interest expense ..................................    (1,703,935)    (2,196,535)       (88,421)    (1,701,547)
                                                        -----------    -----------    -----------    -----------
     Total other income (expense) ...................    (1,702,099)    (2,177,285)       (86,647)    (1,701,547)
                                                        -----------    -----------    -----------    -----------
Loss from continuing operations before income taxes .    (5,715,425)    (6,381,426)    (1,420,313)    (4,280,008)

  Income taxes ......................................          --             --             --             --
                                                        -----------    -----------    -----------    -----------
Loss from continuing operations .....................    (5,715,425)    (6,381,426)    (1,420,313)    (4,280,008)
                                                        -----------    -----------    -----------    -----------

Loss from discontinued operations ...................      (104,962)      (850,874)          --         (748,497)
Loss on disposal of discontinued operations .........       (75,920)          --          (75,920)          --
                                                        -----------    -----------    -----------    -----------
                                                           (180,882)      (850,874)       (75,920)      (748,497)
                                                        -----------    -----------    -----------    -----------

Net loss ............................................    (5,896,307)    (7,232,300)    (1,496,233)    (5,028,505)

Preferred stock dividend ............................      (124,784)          --         (124,784)          --
                                                        -----------    -----------    -----------    -----------
Net loss available to common stockholders ...........   $(6,021,091)   $(7,232,300)   $(1,621,017)   $(5,028,505)
                                                        ===========    ===========    ===========    ===========

Net Loss Per Share - Basic and Diluted
  - Continuing operations ...........................   $     (2.75)   $     (3.47)   $     (0.71)   $     (2.11)
                                                        ===========    ===========    ===========    ===========
  - Discontinued operations .........................   $     (0.08)   $     (0.46)   $     (0.04)   $     (0.36)
                                                        ===========    ===========    ===========    ===========
  - Total net loss per share available to common
      stockholders ..................................   $     (2.83)   $     (3.93)   $     (0.75)   $     (2.47)
                                                        ===========    ===========    ===========    ===========

Weighted Average Number of Shares Outstanding
   - Basic and diluted ..............................     2,127,543      1,838,106      2,170,653      2,032,823
                                                        ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                           SHARES OF      PAR VALUE      SHARES OF      PAR VALUE
                                           SERIES A       SERIES A      SERIES A-1     SERIES A-1       SHARES OF       PAR VALUE
                                           PREFERRED      PREFERRED      PREFERRED      PREFERRED         COMMON          COMMON
                                             STOCK          STOCK          STOCK          STOCK           STOCK           STOCK
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance - January 1, 2006 .............           --     $       --             --     $       --        1,978,655    $     19,787

Fair value of unamortized stock options
   granted prior to January 1, 2006 ...           --             --             --             --             --              --
Current year option grants ............           --             --             --             --             --              --
Issuance of Series A Preferred Stock
   to investors .......................            964             10           --             --             --              --
Issuance of warrants in connection
   with bridge loan extension -
   extension warrants .................           --             --             --             --             --              --
Conversion option penalty incurred
   upon default of Bridge Financing III           --             --             --             --             --              --
Issuance of Series A-1 Preferred stock
   in settlement of debt ..............           --             --       36,388,907        363,889        (98,334)           (983)
Issuance of shares in connection with
   anti-dilution provision ............           --             --             --             --          251,175           2,512
Amortization of deferred compensation .           --             --             --             --             --              --
Series A dividends ....................           --             --             --             --             --              --
Net Loss ..............................           --             --             --             --             --              --
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE - JUNE 30, 2006 ...............            964   $         10     36,388,907   $    363,889      2,131,496    $     21,316
                                          ============   ============   ============   ============   ============    ============


                                                              COMMON
                                            ADDITIONAL        STOCK
                                             PAID IN        REPURCHASE       DEFERRED       ACCUMULATED
                                             CAPITAL        OBLIGATION     COMPENSATION       DEFICIT         TOTAL
                                           ------------    ------------    ------------    ------------    -----------
Balance - January 1, 2006 .............   $ 65,601,272    $ (1,300,000)   $     (7,500)   $(84,388,027)   $(20,074,468)

Fair value of unamortized stock options
   granted prior to January 1, 2006 ...      1,214,907            --        (1,214,907)           --              --
Current year option grants ............        131,439            --          (131,439)           --              --
Issuance of Series A Preferred Stock
   to investors .......................      4,820,490            --              --              --         4,820,500
Issuance of warrants in connection
   with bridge loan extension -
   extension warrants .................         48,129            --              --              --            48,129
Conversion option penalty incurred
   upon default of Bridge Financing III        550,000            --              --              --           550,000
Issuance of Series A-1 Preferred stock
   in settlement of debt ..............     25,429,243       1,300,000            --              --        27,092,149
Issuance of shares in connection with
   anti-dilution provision ............         (2,512)           --              --              --              --
Amortization of deferred compensation .           --              --           244,924            --           244,924
Series A dividends ....................           --              --              --          (124,784)       (124,784)
Net Loss ..............................           --              --              --        (5,896,307)     (5,896,307)
                                           ------------    ------------    ------------    ------------    -----------

BALANCE - JUNE 30, 2006 ...............   $ 97,792,968    $       --      $ (1,108,922)   $(90,409,118)   $  6,660,143
                                          ============    ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2006            2005
                                                                   ------------    ------------
Cash Flows from Operating Activities
  Net loss from continuing operations ..........................   $ (5,715,425)   $ (6,381,426)
                                                                   ============    ============
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization ..............................        143,420         192,298
    Stock based compensation ...................................        244,924         952,875
    Non-cash interest expense ..................................        901,438       1,887,625
    Loss (gain) associated with settlement agreements ..........        486,597        (389,103)
    Accrued registration penalty ...............................          5,246            --
    Loss on disposition of discontinued operations .............         75,920            --
    Loss on sale of fixed assets ...............................            125            --
    Stock based penalty under accomodation agreements ..........           --           689,102
    Gain on settlement of consulting agreement payable .........           --          (228,900)
    Loss on collateralized financing arrangement ...............           --           366,194
    Non-cash interest income ...................................           --           (19,250)
    Changes in assets and liabilities:
      Restricted cash escrowed to settle liabilities assumed ...        511,691        (527,003)
      Prepaid expenses .........................................           --            51,487
      Accounts receivable ......................................       (347,104)         14,429
      Other current assets .....................................        (12,874)         44,299
      Accounts payable .........................................       (489,363)       (393,819)
      Accrued interest .........................................        517,268        (342,746)
      Deferred revenue .........................................        166,699          28,017
      Accrued payroll and payroll related expenses .............       (246,891)     (1,015,946)
      Other current liabilities ................................         29,607         367,897
      Consulting agreements payable ............................           --           (50,000)
      Expense reimbursements due to officers and stockholders ..        (29,835)           --
      Other accrued expenses ...................................           --            (3,413)
                                                                   ------------    ------------
  Total adjustments ............................................      1,956,868       1,624,043
                                                                   ------------    ------------
NET CASH USED IN CONTINUING OPERATIONS .........................     (3,758,557)     (4,757,383)
                                                                   ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS .......................       (197,882)       (844,222)
                                                                   ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..........................     (3,956,439)     (5,601,605)
                                                                   ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ..............           --          (857,633)
  Cash acquired in purchase business combinations ..............           --           406,834
  Purchase and development of technology .......................       (283,530)           --
  Proceeds from sale of fixed assets ...........................          1,755            --
  Purchase of fixed assets .....................................        (46,948)        (37,634)
                                                                   ------------    ------------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES ...............       (328,723)       (488,433)
                                                                   ------------    ------------
NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES .............        (78,920)        (10,182)
                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................       (407,643)       (498,615)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses repaid to officers and stockholders .................           --          (373,060)
  Payments on settlement of accommodation agreements ...........       (125,000)           --
  Advances from stockholders ...................................           --         1,650,000
  Deferred financing costs .....................................        (54,000)       (621,739)
  Proceed from issuance of Series A Preferred Stock ............      4,640,501            --
  Repayments of amounts due under settlement with former officer           --          (200,000)
  Proceeds from issuance of bridge notes .......................           --         3,500,000
  Repayments of notes payable ..................................         (7,001)           --
  Proceeds from disposition of discontinued operations .........         50,000            --
  Proceeds received in connection with financing settlement ....         55,000            --
  Proceeds from issuance of notes, less fees ...................           --         2,543,000
  Repayments of advances from stockholders .....................           --           (32,774)
                                                                   ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ...........      4,559,500       6,465,427
                                                                   ------------    ------------
NET CASH USED BY DISCONTINUED FINANCING ACTIVITIES .............           --           (93,483)
                                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................      4,559,500       6,371,944
                                                                   ------------    ------------

NET INCREASE IN CASH ...........................................        195,418         271,724

CASH, beginning of period ......................................             14          45,901
                                                                   ------------    ------------
CASH, end of period ............................................   $    195,432    $    317,625
                                                                   ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest .....................................................   $    285,517    $    515,798
                                                                   ============    ============

Supplemental non-cash investing and finanical activity
  Current tangible assets acquired .............................   $       --      $    300,911
  Non-current tangible assets acquired .........................           --         2,756,470
  Current liabilities assumed with acquisitions ................           --        (8,379,271)
  Non-current liabilities assumed with acquisitions ............           --          (439,126)
  Intangible assets acquired ...................................           --         3,101,000
  Goodwill recognized on purchase business combinations ........           --        22,433,752
  Non-cash consideration .......................................           --       (19,332,500)
  Cash acquired in purchase business combinations ..............           --           416,397
                                                                   ------------    ------------
  Cash paid to acquire businesses ..............................   $       --      $    857,633
                                                                   ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. and subsidiaries (the "Company," "Patron," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

This form 10-QSB should be read in conjunction with the Company's 10-KSB for the year ended December 31, 2005.


NOTE 2 - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc. ("Systems") is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions.

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

REVERSE STOCK SPLIT AND AMENDMENT TO CERTIFICATE OF INCORPORATION

As described in Note 20, the Company's stockholders approved an amended to its certificate of incorporation to effectuate a 1-for-30 reverse stock split and certain other transactions intended to recapitalize the Company. All share information included in the accompanying financial statements and notes thereto give retroactive effect to the reverse split.


NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,896,307 for the six months ended June 30, 2006, which includes an aggregate of $1,857,670 of non-cash charges including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, the amortization of deferred compensation and the charge for stock option based compensation. The Company used net cash in its operating activities of $3,956,439 during the six months ended June 30, 2006. The Company's working capital deficiency at June 30, 2006 amounted to $4,375,799 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note 15). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised $4,640,501 of gross proceeds ($4,301,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2006. The Company used $3,956,439 of these proceeds to fund its operations and a net of $407,643 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Preferred Stock, par value $0.01 per share ("Series A-1 Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 16). As of June 30, 2006, creditors representing approximately 91% of the Company's outstanding claims accepted this proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. On July 21, 2006, the Company's Board of Directors approved the completion of the creditor and claimant liabilities restructuring. A total of $29,592,756 of debts, liabilities and other claims were settled by the issuance of Series A-1 Preferred Stock. In addition, the Company settled $382,584 in claims for $12,140. The total of all these settlements represent 94% of the outstanding claims. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

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


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, Complete Security Solutions, Inc. and PILEC Disbursement Company. The accounts of LucidLine, Inc. have been included in discontinued operations through April 18, 2006, the date on which LucidLine was sold (Note 19). All significant inter-company transactions have been eliminated.

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

Revenue from post-contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. The Company uses the residual method prescribed in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transaction" to allocate revenues to delivered elements once it has established vendor-specific objective evidence of fair value for such undelivered elements.

The Company provides its internet access and back-up, retrieval and restoration services under contractual arrangements with terms ranging from 1 year to 5 years. These contracts are billed monthly, in advance, based on the contractually stated rates. At the inception of a contract, the Company may activate the customer's account for a contractual fee that it amortizes over the term of the contract in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's standard contracts are automatically renewable by the customer unless terminated on 30 days written notice. Early termination of the contract generally results in an early termination fee equal to the lesser of six months of service or the remaining term of the contract. These revenues are included in discontinued operations as described in Note 19.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 5 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31, 2005 (Note 5) resulting in $9,510,716 in goodwill at June 30, 2006. Intangible assets continue to be amortized over their estimated useful lives. The Company evaluated the carrying amounts of its goodwill and intangible assets as of June 30, 2006 and determined that impairment charges are not necessary.

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

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of the creditor and claimant liabilities restructuring in June 2006 (Note 16). Actual results could differ from those estimates.

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

The Company determined that the conversion option embedded in its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." The Company applied the proforma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 18. Accordingly, the Company recognized in salaries and related expense on the statement of operations, $237,424 and $64,089 for the fair value of stock options expected to vest during the six- and three-month periods ended June 30, 2006, respectively.

For the six and three months ended June 30, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under
SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

                                                      SIX MONTHS    THREE MONTHS
                                                         ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                         2005           2005
                                                     -----------    -----------
Net Loss .........................................   $(7,232,300)   $(5,028,505)
Stock-based employee compensation cost,
   under fair value accounting ...................      (370,556)      (185,278)
                                                     -----------    -----------
Pro-forma net loss under fair value method .......   $(7,602,856)   $(5,213,783)
                                                     ===========    ===========

Net loss per share - basic and diluted ...........   $     (3.93)   $     (2.47)

Per share stock-based employee
   compensation cost, under fair value
   accounting

Pro-forma net loss per share, basic and diluted ..   $     (4.14)   $     (2.56)


The fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.44% to 4.05%; expected dividend yield:
0%; expected option life: 3 to 4 years; volatility: 87% to 125%.


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

As a result of the consummation of the Share Exchange described in Note 2, the Company included 40,001 stock options with an exercise price of $.01 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Six Months Ended             Three Months Ended
                                                                  June 30,                       June 30,
                                                         --------------------------    --------------------------
Numerator:                                                   2006           2005           2006           2005
                                                         -----------    -----------    -----------    -----------
        Net loss .....................................   $(5,896,307)   $(7,232,300)   $(1,496,233)   $(5,028,505)
        Preferred stock dividends ....................      (124,784)          --         (124,784)          --
                                                         -----------    -----------    -----------    -----------
  Numerator for basic and diluted loss per share - net
        loss available to common stockholders, as
        reported .....................................   $(6,021,091)   $(7,232,300)   $(1,621,017)   $(5,028,505)

Denominator:
  Denominator for basic and diluted earnings per
        share - weighted average shares ..............     2,127,543      1,838,106      2,170,653      2,032,823

  Net loss per share available to common
        stockholders - basic and diluted .............   $     (2.83)   $     (3.93)   $     (0.75)   $     (2.47)


Net loss per common share excludes the following outstanding options and warrants as their effect would be anti-dilutive:

                                                      JUNE 30,
                                            ---------------------------
                                               2006              2005
                                            ---------         ---------
         Options ..................           428,090           197,505
         Warrants .................         1,405,863           235,927
                                            ---------         ---------
                                            1,833,953           433,432
                                            =========         =========

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

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. We are currently evaluating the potential impact, if any, that the adoption of SFAS 156 will have on our consolidated financial statements.

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

In connection with these three merger transactions, the Company paid, $200,000 in cash, 496,667 shares of common stock with a fair market value of $12,665,000, subordinated promissory notes in the aggregate principal amount of $4,500,000, warrants to purchase up to 75,001 shares of common stock which were valued at $1,912,500. Direct expenses incurred by the Company to complete these transactions amounted to $912,663. The total purchase price for the three companies amounted to $20,190,133.

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

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc. As a result, LucidLine has been treated as a discontinued operation in these financial statements (Note 19).


NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                              JUNE 30,
                                                                2006
                                                             ----------
         Employee receivables ...........................    $   23,517
         Prepaid expenses ...............................        52,417
         Deposits .......................................        30,639
         Other current assets ...........................       125,000
                                                             ----------
           Other current assets .........................    $  231,573
                                                             ==========


NOTE 7 - PROPERTY AND EQUIPMENT

                                                              JUNE 30,
                                                               2006
                                                            ----------
         Computers ......................................   $  147,524
         Furniture and Fixtures .........................       31,962
         Leasehold improvements .........................        4,490
                                                            ----------
             sub-total ..................................      183,976
         less: accumulated depreciation .................      (58,368)
                                                            ----------
             Property and equipment, net ................   $  125,608
                                                            ==========


Depreciation expense amounted to $26,751 and $13,753 for the six months ended June 30, 2006 and 2005, respectively.


NOTE 8 - INTANGIBLE ASSETS

The components of intangible assets as of June 30, 2006 are set forth in the following table:

                                                             JUNE 30,
                                                               2006
                                                           -----------
         Developed technology .......................      $ 2,570,000
         Customer relationships .....................          180,000
         Trademarks and tradenames ..................          161,000
         In-process research and development ........          807,917
                                                           -----------
                                                             3,718,917
         Amortization and impairment charge .........       (2,319,299)
                                                           -----------
            Intangible assets, net ..................      $ 1,399,618
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

Amortization expense amounted to $116,669 and $178,545 for the six months ended June 30, 2006 and 2005, respectively. Included in these amounts is $55,044 and $147,731 for the six months ended June 30, 2006 and 2005, respectively, which is classified as cost of sales.


NOTE 9 - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from several unrelated parties. At June 30, 2006, all but one note was settled in the creditor and claimant liabilities restructuring. The outstanding balance on this note amounts to $135,000. This note is payable on demand and bears interest at the rate of 10% per annum. Interest expense on the notes amounted to $20,750 and $35,750 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Other demand notes at June 30, 2006 total $312,556 and is associated with a note payable to Lok Technology which is secured by Entelagent's accounts receivable and bears interest at 15% per annum. Interest on this demand note amounted to $23,442 for the six months ended June 30, 2006 and $0 for six months ended June 30, 2005. As described in Note 15, on May 4, 2006, the Company became aware of a complaint that Lok Technologies, Inc. had filed in the Superior Court of Californian, County of Santa Clara on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants.

As of June 30, 2006, $608,500 of the Demand Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).


NOTE 10 - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase up to 58,348 shares of the Company's common stock ("Bridge I Warrants"). The warrants have a term of 5 years and an exercise price of $21.00 per share. The aggregate fair value of the Bridge I Warrants amounts to $1,487,500. Prior to final maturity, the Bridge I Notes may be converted into securities that would be issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

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

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 27, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 58,348 additional warrants (the "Bridge I Extension Warrants") to purchase such number of shares of common stock equal to 1/60 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $21.00 per share.

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 in 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge I Notes amounted to $113,883 and $116,667 for the six months ended June 30, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

As of June 30, 2006, $3,155,025 of the Bridge I Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge II Notes") and (ii) warrants to purchase up to 42,388 shares of common stock (the "Bridge II Warrants"). The warrants have a term of 5 years and an exercise price of $18.00 per share. The aggregate fair value of the Bridge II Warrants amounts to $673,895. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount is being accreted as interest expense to October 3, 2005, their earliest date of redemption.

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes feature a term of 5 years and an exercise price of $18.00 per share. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each note becomes convertible into .128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $2,543,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

The Company sold these securities to seven accredited investors introduced by Laidlaw, placement agent in the Interim Bridge Financing II. The Company incurred $386,027 of fees in connection with this transaction including a cash fee of $305,160 and $80,867 for the fair value of warrants to purchase 4,243 shares of the Company's common stock at an exercise price of $18.00 per share.

The Company elected to extend the due dates of these notes by an additional 60 days to various dates beginning December 2, 2005. In addition, the Company was required to issue Bridge II Extension Warrants to purchase 42,388 shares of the Company's common stock . The Bridge II Extension Warrants have at term of 5 years and an exercise price of $18.00 per share.

The Company did not redeem the Bridge II Notes on December 2, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $2,543,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

Contractual interest expense on the Bridge II Notes amounted to $111,146 and $21,192 for the six months ended June 30, 2006 and 2005, respectively and is included as a component of interest expense in the accompanying statement of operations.

As of June 30, 2006, $2,343,000 of the Bridge II Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005, and continuing through December 31, 2005, the Company completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 87,235 shares of common stock (the "Bridge III Warrants"). The warrants have a term of 5 years and an exercise price of $18.00 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

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

The Bridge III Notes have an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory Notes feature a term of 5 years and an exercise price of $18.00 per share. In addition, if the Bridge III Notes are not paid in full on or before the extended maturity date, each note becomes convertible into
0.128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $5,234,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

Beginning on October 29, 2005, the Company elected to extend the contractual maturity date of the various Bridge III Notes for an additional 60 days to various dates beginning December 28, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, during the three month ended March 31, 2006, the Company was required to issue 39,917 additional warrants (the "Bridge III Extension Warrants"). The aggregate fair value of the warrants, which amounted to $48,129 was recorded as a deferred financing cost and was being amortized over the 60-day extension period or until March 27, 2006 when the Bridge III Notes were surrendered as payment for the Series A-1 Preferred stock under the creditor and claimant liabilities restructuring. The Bridge III Extension Warrants have a term of 5 years and an exercise price of $18.00 per share.

The Company did not redeem Bridge III Notes on contractual maturity dates that occurred through January 12, 2006 (the date of the Series A-1 creditor and claimant liabilities restructuring). As a result, $3,400,000 of the Notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. This amounts to a total of 70,400 shares during the three months ended of March 31, 2006. Accordingly, the Company recorded a charge of $550,000, in the three months ended March 31, 2006, based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. With the surrender of the Bridge III Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, these conversion options are no longer exercisable and have been cancelled.

As of March 31, 2006, all of the Bridge III Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

Contractual interest expense on the Bridge III Notes amounted to $153,036 and $0 for the six months ended June 30, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes.

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $540,000 in additional gross funds (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes") in the amount of $720,001. The 2006 Bridge Note agreement provided for these notes to automatically convert into the same securities (consisting of shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series A Preferred Financing (as defined below). On March 27, 2006 (the date of the first closing of the Series A Preferred Financing), the 2006 Bridge Notes were converted into
7.2 Units in the Series A Preferred Financing described below. The $180,000 difference between the gross proceeds received upon the original issuance of the notes and the redemption amount was recorded as an original issuance discount that was fully expensed during the six months ended June 30, 2006.

Additionally, the Company paid Laidlaw & Company (UK) Ltd. (Laidlaw), as placement agent in the transaction, a fee of $54,000 in conjunction with the 2006 Bridge Note Financing. This fee was fully amortized and recognized as interest expense during the six months ended June 30, 2006.


NOTE 11 - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $130,201 remains outstanding at June 30, 2006. The amounts payable to such officers and stockholders are due on demand. The balance due under these arrangements is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 16.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders amount to $90,000, bear interest at 10% per annum and are due on demand. Interest expense on these notes amounted to $6,475 for the six months ended June 30, 2006. As of June 30, 2006, $145,712 of the original notes which amounted to $235,712 have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16). Subsequent to June 30, 2006, the remaining $90,000 of this amount has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.

CONSULTING AGREEMENT PAYABLE

On June 8, 2005, the Company negotiated a settlement regarding a consulting agreement payable with a related party. The terms of the settlement agreement terminated the prior agreement and reduced the remaining payments due under the contract to $150,000 including a $50,000 payment that was made upon the execution of the agreement and two additional $50,000 payments including one to be made upon the completion of a follow-on-financing by the Company and one not later than September 30, 2005. The $150,000 reduction in payments was recorded as a reduction of general and administrative expense during the quarter ended June
30, 2005. Additionally, the settlement agreement terminated an obligation for the Company to issue 3,334 shares of unrestricted stock. The stock issuable under this commitment was recorded in 2004 as common stock issued in lieu of cash for services in the amount of $78,900. The rescission of the stock issuable under this arrangement resulted in an additional reduction of $78,900 in general and administrative expenses during the year ended December, 31, 2005.

The payment due on September 30, 2005 was not made by the Company. The $100,000 balance due under this arrangement has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring described in Note 16.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent (in connection with the acquisition described in Note 5) include $554,202 that is payable to related parties for settlements of accrued payroll, notes payable and other payables that remain outstanding at June 30, 2006. The original amount of these notes amounted to $2,602,913. Aggregate interest expense on these notes amounted to $77,370 and $51,842 for the six months ended June 30, 2006 and 2005, respectively. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 16.

During the six months ended June 30, 2006, $1,795,930 of the notes payable to creditors of acquired business was surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.


NOTE 12 - OTHER CURRENT LIABILITIES

Other current liabilities principally consist of $439,769 of accrued payroll and sales tax liabilities and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 5). The balance consists of various miscellaneous other current liabilities.


NOTE 13 - DEFERRED REVENUE

Deferred revenue at June 30, 2006 includes (1) $128,093 for the fair value of remaining service obligations on maintenance and support contracts and (2) $370,687 for contracts on which the revenue recognition is deferred until contract deliverables have been completed. Included in the contracts for which revenue recognition has been deferred is one contract with contract value of $272,610 for which no revenue has been recognized and for which the revenue is expected to be recorded during 2006. Also included is a down payment of $53,202 received on a contract in the amount of $266,009 for which no revenue has yet been reported and for which revenue is expected to be recognized during 2006 and 2007 and the non-cancelable portion of a $716,965 contract in the amount of $89,750 less the revenue already recognized of $44,875.


NOTE 14 - ACCOMMODATION AGREEMENT

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the "Lender"), pursuant to which the Company would borrow $950,000 under a note to be collateralized by the pledge of 31,667 shares of registered stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with these stockholders wherein each stockholder pledged their shares in return for the right to receive on or before November 17, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares pledged as compensation. The Company also agreed to use "best efforts" to register these shares with the US Securities and Exchange Commission 12 months from the date of issue.

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

On March 13, 2003, the Company issued 40,000 replacement shares with an aggregate fair value of $3,708,000 to the stockholders who pledged their shares under the Accommodation Agreements. Accordingly, the Company recorded an additional loss of $2,210,272 during the year ended December 31, 2003 for the difference between the loss the Company recorded upon the Lender's foreclosure of the collateral and the aggregate fair value of the replacement shares.

In addition, the Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company has recorded stock based penalties for the fair value of 15,000 shares per quarter through December 31, 2005.

The total stock-based penalties associated with the Accommodation Agreements from April 2003 to December 31, 2005 were $3,318,975. An aggregate of 165,000 shares were issuable through December 31, 2005 under the stock-based penalties associated with the Accommodation Agreements.

On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties under the creditor and claimant liabilities restructuring (Note 16).

STOCK PLEDGE ARRANGEMENT

In April 2004, a stockholder of the Company entered into a one-year stock loan financing arrangement ("Stock Financing Facility") with a third party financial institution (the "Lender I"), pursuant to which such stockholder committed to obtain financing for the Company under a credit facility collateralized by the pledge of 22,834 shares of registered stock (the "Pledged Stock") that was pledged by a second stockholder (the "Pledging Stockholder"). In connection with this arrangement, the Company executed an accommodation agreement with the Pledging Stockholder committing to issue 22,834 shares of restricted stock (the "Replacement Stock") on April 2, 2005 (the "Termination Date") in the event of a loss of the Pledged Stock, plus a premium of 6,850 shares (the "Premium Shares") for entering into the agreement. The Company also agreed to register 10,000 shares of restricted stock held by the Pledging Stockholder (the "Held Stock") within thirty days of the agreement and to use its best efforts register with the SEC, both the Replacement Stock and Premium Stock within 12 months from their date of issue.

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

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (29,684 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded charges of $5,246 and $62,102 during the six months ended June 30, 2006 and 2005, respectively for the fair value of 2,952 and 2,853 shares issuable during the six months ended June 30, 2006 and 2005, respectively to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under accommodation agreements in the accompanying statements of operations.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act, the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain actions of, among others, the Company, certain of its officers and directors and others violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by the Company on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 145,834 shares of common stock issued to various consultants of the Company, and (ii) whether in connection with the purchase or sale of shares of common stock, certain officers and directors of the Company and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales  relating to certain of the  Company's  press  releases  regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against the Company, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against the Company, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely the Company's ability to have its common stock become listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, the Company being able to sell its securities and/or have its securities registered with the SEC and/or in various states and/or the Company's ability to implement its business plan. The Company's legal counsel representing the Company in such matters has indicated that while the SEC Investigation is ongoing and the Company has not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from the Company and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against the Company, its officers and directors.

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 33,334 shares of Company common stock in reliance upon certain of the Company's press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh sought rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. On April 24, 2006, the Company and the Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring (Note 16).

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company and Mr. Gertz have agreed to a settlement through mediation in the amount of $32,500 in 13 installments of $2,500. The Company is awaiting final documents from Mr. Gertz.

On May 4, 2006, Patron became aware that Lok Technologies, Inc. had filed a complaint on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants in the Superior Court of California, County of Santa Clara alleging breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and seeking damages, interest, disgorgement of any unjust enrichment, attorneys fees and cost. Prior to receipt of this notice of litigation, the Company had recorded a liability of $320,000 plus accrued interest of $159,432. The Company believes that it has defenses to these claims. The Company cannot provide any assurance that the ultimate settlement of this claim will not have a material adverse affect on its financial condition.


NOTE 16 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On January 12, 2006, the Company issued a Stock Subscription Agreement & Mutual Release ("the Original Release") to each creditor and claimant ("Subscriber") of the Company for purposes of entering into a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that the creditor and/or claimant may have with the Company ("Subscriber Claims"). Under terms of this agreement, the Company sells to the Subscriber and the Subscriber purchases from the Company shares ("Stock") of its Series A-1 Preferred stock at a price of $0.80 per share. The aggregate purchase price is equivalent to the value of the Subscriber Claims being settled through this settlement and release. Subscriber is deemed to have paid for the Stock through the settlement and release of Subscriber Claims. Each share of Stock is automatically convertible into 1/3 share of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. If the requisite agreements and approvals are obtained, the Company anticipates issuing the Series A-1 Preferred shares following the final determination of the claims and acceptance by the Company of each claimant submitted Stock Subscription Agreement and Mutual Release through countersignature thereof.

The Original Release also provided that in the event that (a) a bona fide sale or (series of related sales) by the Company of equity interests in the Company in an amount equal to or in excess of $3,000,000 or (b) any merger, consolidation, recapitalization, reclassification, reincorporation, reorganization, share exchange, sale of all or substantially all of the assets of the Company or comparable transaction, is not consummated on or before March 31, 2006 (the "Termination Date"), the Stock Subscription Agreement & Mutual Release shall terminate and be null and void, the Series A-1 Preferred issued to Subscriber shall be cancelled and the Subscriber Claims shall remain in full force and effect on their terms. Each Subscriber agrees not to transfer or sell any portion of the Stock until the next business day after the Termination Date, subject to (i) an effective registration under the Securities Act or in a transaction which is otherwise in compliance with the Securities Act, (ii) an effective registration under any applicable state securities statute or in a transaction otherwise in compliance with any applicable state securities statue, and (iii) evidence of compliance with the applicable securities laws of other jurisdictions.

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

Through July 21, 2006, the Company issued additional Stock Subscription Agreements & Mutual Releases ("the Additional Release") to several creditors that had not signed the January 12, 2006 Original Release by April 30, 2006. The terms of the Additional Release are predominantly the same as the Original
Release with the exception of the 120 day requirement for filing the Registration Statement.

As of July 21, 2006, creditors representing $29,592,756 of the Company's claims outstanding, which includes amounts settled under the accommodation agreement, have indicated their acceptance of the Company's proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. Additionally, the Company has settled $382,584 of claims for $12,140. The total of all claims settled represents 94% of the total Company claims. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

LOSS (GAIN) ASSOCIATED WITH SETTLEMENT AGREEMENTS

During the six months ended June 30, 2006 as part of the creditor and claimant liabilities restructuring, the Company settled a number of disputed and unresolved payables and outstanding claims. Included among the claims settled was a claim associated with Accommodation Agreements (Note 14). Settlement of this matter resulted in a gain of approximately $3,022,000 which was offset by, among others, settlement losses associated with the Sherleigh Associates Profit Sharing Plan complaint ($1,850,000), loss on the settlement of Richard Linting's lawsuit against the Company ($1,129,000) and a loss associated with the reinstatement and subsequent settlement of the claim associated with the lawsuit brought by Marie Graul against the Company ($931,377).

During the six months ended June 30, 2005, the Company entered into a settlement agreement with Cook Associates to settle all claims related to a lawsuit filed by Cook Associates filed against the Company. This settlement resulted in the Company recognizing a gain on settlement of $389,103.


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

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Accrued but unpaid dividends on the Series A Preferred amount to $124,784 at June 30, 2006.

The Series A Preferred is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price") of $2.40 per share based on the stated value of the Series A Preferred, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance. The Company evaluated the conversion option at the commitment date of the financing in accordance with APB 14 and EITF 00-27 and determined that conversion price was not beneficial.

The Series A Preferred is mandatorily convertible into shares of the Company's common stock at the Initial Conversion Price, which is subject to adjustment as described above, on the date that: (i) there shall be an effective registration statement covering the resale of the Conversion Shares, (ii) the average closing price of the Company's common stock, for a period of 20 consecutive trading days is at least 250% of the then applicable Conversion Price, and (iii) the average daily trading volume of the Company's common stock for the same period is at least 8,334 shares.

The potential adjustment to the conversion price that would occur upon the completion of a subsequent financing transaction on terms more favorable than that of the Series A Preferred (if any) is considered to be a contingent conversion price in accordance with EITF 00-27. Accordingly, such adjustments would be measured and accounted for at the effective time of such adjustment, if any.

The Series A Preferred Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series A Preferred and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

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

The Series A-1 Preferred is not convertible at the option of the holder. Each share of Series A-1 Preferred automatically converts into the Company's common stock, at a conversion price of $2.40 per share based on the stated value of the Series A-1 Preferred, upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized shares to permit the exercise or conversion of all issued and outstanding shares of Series A Preferred, Series A-1 Preferred and all options, warrants and other rights to acquire shares of the Company's common stock.

Through June 30, 2006, the Company has issued 36,388,907 shares of Series A-1 Preferred Stock which are convertible, upon the effectiveness of an amendment to the Company's Second Amended and Restated Certificate of Incorporation to affect a 1-for-30 reverse stock split, into 12,129,674 shares of the Company's newly split common stock.

PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK AND WARRANTS

In January 2006, the Company initiated a proposed $5,400,000 financing transaction (the "Series A Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series A Preferred Stock and (ii) warrants ("Investor Warrants") to purchase 13,888.9 shares of the Company's common stock. The minimum amount of the Series A Preferred Financing is $3,000,000 ("Minimum Amount") and the maximum amount is $5,400,000. Apex agreed to purchase up to $1,500,000 which will all be available to fund the Minimum Amount, provided however, in the event that the Series A Preferred Financing is over-subscribed as to the Minimum Amount, then for each $1.00 of such over subscription up to $250,000, the Apex funding commitment will be reduced on a dollar for dollar basis, down to a minimum amount of $1,250,000. Additionally, holders of the 2006 Bridge Notes were mandatorily obligated to exchange their 2006 Bridge Notes for Units in the Series A Preferred Financing upon consummation of the Series A Preferred Financing at the face value of their 2006 Bridge Notes. The issuance of Units to the holders of 2006 Bridge Notes counts toward satisfying the Minimum Amount.

The Investor Warrants have a term of 5 years and an exercise price of $3.00 per share. Each Investor Warrant will entitle the holder thereof to purchase 13,888.9 shares of the Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series A Preferred. The Company is obligated to include the Conversion Shares and the Warrant Shares in the Registration Statement which the Company has committed to file in connection with the creditor and claimant liabilities restructuring described above. The Conversion Shares and the Warrant Shares will also have piggyback registration rights.

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

As of March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount is comprised on $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company has also issued to Laidlaw 5,950,837 common stock purchase warrants, the "Agent Warrants", as Series A Preferred Placement Agent.

On April 3, 2006, the Company consummated an additional Series A Preferred Financing with the closing of funds totaling $355,000, resulting in the issuance of 71 shares of Series A Preferred Stock and 49,306 common stock purchase warrants.

The 964 shares of Series A Preferred Stock outstanding as of April 3, 2006 will be convertible, as described above and following the effectiveness of an amendment to the Company's Second Amended and Restated Certificate of Incorporation to affect a 1-for-30 reverse stock split, into 2,008,567 shares of the Company's newly split common stock. Additionally, upon the effectiveness of the 1-for-30 reverse stock split, the 20,085,446 common stock purchase warrants issued to holders of the Series A Preferred Stock will be exercisable for 669,539 shares of the Company's newly split common stock and the 5,950,837 common stock purchase warrants issued to Laidlaw as Series A Preferred Placement Agent will be exercisable for 198,375 shares of the Company's newly split common stock.

In order to affect the availability of these funds to the Company prior to the completion of the creditor and claimant liabilities restructuring, the Company, on March 27, 2006, entered into a post-closing restricted cash escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds. The escrow agent is holding the funds and making periodic disbursements to the Company on or after the 15th of each calendar month and on or after the last day of each calendar month. The Company is required to provide a detailed schedule of the mid-month, month-end and maximum monthly disbursement amounts to substantiate its request for a release of any funds. The Company is currently unable to provide assurance that the securing of additional funding, the completion of the creditor and claimant liabilities restructuring program and the acceptance by individual creditors of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

NOTE 18 - STOCKHOLDERS' EQUITY

ADDITIONAL SHARES ISSUED UNDER ANTI-DILUTION PROVISION

Effective April 1, 2006, the Company issued 251,175 shares of common stock under the provisions of an anti-dilution agreement associated with private placements of common stock that occurred in March, August and September 2004.

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On January 28, 2006 the Company issued warrants for 20,000 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $20,316.

On February 13, 2006 the Company issued warrants for 6,000 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $6,634.

On February 21, 2006 the Company issued warrants for 1,250 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $1,382.

On March 1, 2006 the Company issued warrants for 6,417 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $10,029.

On March 17, 2006 the Company issued warrants for 3,750 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $5,861.

On March 22, 2006 the Company issued warrants for 2,500 shares at an $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $3,907.

On March 27, 2006 the Company issued warrants for 620,233 shares at a $3.00 per share exercise price to the investors in the Series A Preferred Financing in connection with the Series A Preferred Financing. Additionally, the Company issued 198,375 common stock purchase warrants at a $3.00 per share exercise price to Laidlaw as placement agent in the Series A Preferred Financing.

On April 3, 2006 the Company issued warrants for 49,306 shares at a $3.00 per share exercise price to Apex in connection with their investment in the Series A Preferred Financing.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2006, the Company issued stock options to employees to purchase 99,575 shares. These options include a grant to purchase 73,371 shares at $1.65 per share, with a fair value of $96,850, to the Chief Operating Officer of the Company, Mr. Braden Waverley, upon the signing of his employment agreement with the Company. Additionally, the Company granted options to purchase 26,204 shares at $1.65 per share, with a fair value of $34,589, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, upon the signing of his employment agreement with the Company.

The fair value of the unvested portion of stock options at June 30, 2006 is $706,601 with a weighted-average remaining vesting period of 3.3 years.

SHARE-BASED COMPENSATION ARRANGEMENTS

The Company, since its inception has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of underlying stock at the date of grant and terms of ten years. Vesting periods range from fully vested at the date of grant to four years.

As described in Note 4, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 4.

On February 16, 2006, the Company issued an aggregate of 99,575 stock options to two newly hired executives upon signing their employment agreements. These options are exercisable at $1.65 per share and have a term of ten years. The aggregate fair value of these options amounts to $131,439. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 4.45%; expected dividend yield zero percent; expected option life of four years; and current volatility of 125%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2004 have been insignificant. However, the Company's operations and the nature of its business changed substantially during 2005 with the acquisition of businesses and the recruitment of a new Chief Operating Officer in 2006. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 84% of outstanding options will vest annually. Deferred compensation relating to options granted through December 31, 2005 has been adjusted to reflect this assumption. No options have been exercised to date. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

A summary of option activity for the six months ended June 30, 2006 is as follows:

---------------------------------- ------------- ------------- --------------
                                                                 WEIGHTED-
                                                   WEIGHTED-      AVERAGE
                                                   AVERAGE       REMAINING
                                                   EXERCISE     CONTRACTUAL
             OPTIONS                  SHARES        PRICE          TERM
---------------------------------- ------------- ------------- --------------
Outstanding at January 1, 2006          428,022     $21.09       7.2 years
---------------------------------- ------------- ------------- --------------
Granted                                  99,575     $ 1.65       9.6 years
---------------------------------- ------------- ------------- --------------
Exercised                                  --         --             --
---------------------------------- ------------- ------------- --------------
Forfeited or expired                    (59,506)    $10.20       9.1 years
---------------------------------- ------------- ------------- --------------
Outstanding at June 30, 2006            468,091     $18.34       7.5 years
---------------------------------- ------------- ------------- --------------
Exercisable at June 30, 2006            319,886     $22.54       6.2 years
---------------------------------- ------------- ------------- --------------

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable, based on the June 30, 2006 split adjusted closing price of the Company common stock ($.90 per share) amounted to $40,000 and $24,000, respectively. In addition the table includes 156,670 fully vested and non-forfeitable stock options outstanding that it issued to non-employees through December 31, 2005. As of June 30, 2006, these options have a weighted average exercise price of $17.39, weighted average remaining contractual term of 6.65 years and an aggregate intrinsic value $5,731,105. The Company did not enter into any stock based compensation arrangements with non-employees during the six months ended June 30, 2006. Stock based compensation expense to non-employees amounted to $952,875 during the six months ended June 30, 2005, including $472,500 relating to stock options and $480,375 relating to issuances of common stock for services. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18.

A summary of the status of the Company's non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

--------------------------------- ----------------- -------------------------
                                                        WEIGHTED-AVERAGE
       NON-VESTED SHARES               SHARES        GRANT DATE FAIR VALUE
--------------------------------- ----------------- -------------------------
Non-vested at January 1, 2006         149,680                $8.12
--------------------------------- ----------------- -------------------------
Granted                                99,575                $1.32
--------------------------------- ----------------- -------------------------
Vested                                (41,546)               $3.80
--------------------------------- ----------------- -------------------------
Forfeited                             (59,506)               $8.10
--------------------------------- ----------------- -------------------------
Non-vested at June 30, 2006           148,203                $4.42
--------------------------------- ----------------- -------------------------

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 amounted to $1.32 per share. The Company did not grant any stock options to employees or non-employees during the six months ended June 30, 2005. There have also not been any exercises of stock options to date.

As of June 30, 2006, there was $1,108,922 of unrecognized compensation cost related to non-vested share-based compensation arrangements including $1,014,724 for the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005 and $94,198 for option granted during the six months ended June 30, 2006 that that the Company is accounting for in accordance with SFAS 123(R). These costs are expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of options vested during the six months ended June 30, 2006 amounted to $157,746. The Company did not modify any stock options granted to employees or non employees under share based payment arrangements. In addition, the Company did not capitalize the cost associated with stock based compensation.


NOTE 19 - DISCONTINUED OPERATIONS/ SALE OF LUCIDLINE

During the three months ended March 31, 2006, the Company undertook a plan to streamline its business. As a result, the Company redirected its focus on providing enterprise level software and service solutions and is no longer providing internet access, backup and retrieval services through LucidLine, a former wholly-owned subsidiary acquired in 2005.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold, effective April 1, 2006, all of the outstanding shares of LucidLine, Inc. to Walnut Valley, Inc. for $50,000 including $25,000 in cash and a $25,000 Promissory Note The loss on discontinued operations for the six months ended June 30, 2006 and June 30, 2005 amounted to $104,962 and $850,874, respectively. During the six months ended June 30, 2006, the Company recorded a $75,920 loss on the disposal of its investment in LucidLine.


NOTE 20 - SUBSEQUENT EVENTS

RATIFICATION OF AGREEMENT WITH STUBBS, ALDERTON & MARKILES, LLP

On July 12, 2006, the Board of Directors ratified, approved and adopted the indemnification and escrow agreements that the Company has entered into with its legal counsel, Stubbs, Alderton & Markiles, LLP. Accordingly, cash that was previously held in escrow for general working capital purposes, including the repayment of outstanding obligations, under the Company's merger agreement with Entelagent and the Series A Preferred Stock Financing documents was used to fund general operating activities.

STOCK OPTION GRANT

On July 12, 2006, the Board of Directors approved the grant of 40,339 non-qualified stock options to 11 individuals. The strike price for these options was $1.35, the closing price for the Company's common stock on the date of grant, July 12, 2006.

ANNUAL MEETING OF STOCKHOLDERS

On July 20, 2006, the Company held its annual meeting of stockholders. The stockholders approved the election of three directors: Mr. Robert Cross to serve until the annual meeting of stockholders in 2007; Mr. Braden Waverley to serve until the annual meeting of stockholders in 2008; and Mr. George Middlemas to serve until the annual meeting of stockholders in 2009. Additionally, the stockholders approved the three other proposals made as part of the 2006 proxy statement including the adoption of the Patron Systems, Inc. 2006 Stock Incentive Plan which provides for the grant of up to 5.6 million stock options and the approval of an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of the Company's issued and outstanding common stock.

COMPLETION OF THE CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING PROGRAM

On July 21, 2006, the Board of Directors authorized the completion of the Creditor and Claimant Liabilities Restructuring program. Under this program, claims totaling $29,592,756 have been settled for 36,990,946 shares of Series A-1 Preferred Stock. Additionally, the Company has settled claims totaling $382,584 for $12,140. The total of all claims settled represents 94% of the eligible claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2006

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

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, we consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. From March 31, 2005 to December 31, 2005, we borrowed $3,300,000 from a stockholder, Apex Investment Fund V, LP. During the three months ended September 30, 2005 we raised approximately $3,600,000 in additional gross funds in five capital financing transactions, which includes converting $1,650,000 in advances from stockholders into Bridge Notes. Net proceeds from all of these transaction amounted to $3,594,000, which were used principally to fund operations and repay certain liabilities. We discuss these transactions in further detail in this report. During the six months ended June 30, 2006, we raised $4,640,501 of gross proceeds ($4,301,450 net proceeds after the payment of certain transaction expenses) in the Series A Preferred Stock Financing. The proceeds from this transaction were used to fund operations.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

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


                              RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2006  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2005.

For the three months ended June 30, 2006, our consolidated revenues amounted to $318,960 compared to $84,413 for the three months ended June 30, 2005. The increase is principally the result of growth of our business, principally with the FormStream product, since the combinations were consummated with CSSI in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended June 30, 2006 amounted to $27,522 compared to $128,501 for the three months ended June 30, 2005. Cost of sales during the three months ended June 30, 2006 and June 30, 2005 is entirely associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $1,625,104 for the three months ended June 30, 2006 as compared to $2,534,373 for the three months ended June 30, 2005, a reduction of $909,269. The reduction in operating expenses includes approximately $159,000 for increased salaries associated with an increase in the number of employees from acquired businesses, approximately $64,000 of employee stock option compensation expense, an increase of approximately $263,000 in general and administrative expense, approximately $17,000 reduction in gains associated with the settlement of outstanding litigation under the creditor and claimant liabilities restructuring and other settlement agreements and an increase of approximately $2,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were offset by an approximately $444,000 reduction in expense associated with the amortization of stock-based compensation arrangements, approximately $284,000 reduction in legal and professional fees associated with the work performed in 2005 to bring the Company's SEC filings into compliance and expenses associated with the 2005 acquisitions, an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement, a $320,000 reduction in expense associated with 2005 penalties under stock-based accommodation agreements and approximately $348,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the three months ended June 30, 2006 amounted to $1,333,666 compared to a loss of $2,578,461 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increased revenues discussed above.

Interest expense during the three months ended June 30, 2006 amounted to $88,421 as compared to $1,701,547 for the three months ended June 30, 2005. The reduction is principally related to the issuance, in the three months ended June 30, 2005, of the Bridge II Notes and the associated amortization of deferred financing costs and the accretion of debt discounts incurred with that financing not being incurred in the three months ended June 30, 2006. Additionally, the interest expense associated with the outstanding Acquisition Notes and the Bridge I Notes in the three months ended June 30, 2005 was reduced with the exchange of a substantial portion of these notes for Series A-1 Preferred Stock as of March 31, 2006. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the three months ended June 30, 2006 amounted to approximately $0 compared to $1,473,140 in same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was $0 in the three months ended June 30, 2006 compared to $557,065 in the same period in 2005. Accretion of debt discounts during the three months ended June 30, 2006 were approximately $0 compared to $916,075 in the same period in 2005. Interest income, was $1,961 and $0 in the three months ended June 30, 2006 and 2005, respectively. Interest income represents the interest earned on cash balances.

During the three months ended June 30, 2006, the Company accrued dividends on its Series A Preferred of $124,784.

For the three months ended June 30, 2006, the net loss available to common stockholders was $1,621,017 or $(0.75) per share on 2,170,653 weighted average common shares outstanding compared to a net loss available to common stockholders of $5,028,505 or $(2.47) per share on 2,032,823 weighted average common shares outstanding for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

For the six months ended June 30, 2006, our consolidated revenues amounted to $580,745 compared to $90,843 for the six months ended June 30, 2005. The increase is principally the result of growth of our business, principally with the FormStream product, since the combinations were consummated with CSSI in February 2005 and Entelagent in March 2005.

Cost of Sales for the six months ended June 30, 2006 amounted to $84,941 compared to $149,734 for the six months ended June 30, 2005. Cost of sales during the six months ended June 30, 2006 and June 30, 2005 includes $27,522 and $19,230, respectively, associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $4,509,130 for the six months ended June 30, 2006 as compared to $4,145,250 for the six months ended June 30, 2005, an increase of $363,880. The increase in operating expenses includes approximately $1,134,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $237,000 of employee stock option compensation expense, approximately $233,000 for increased legal and professional fees that we incurred principally in connection with the year-end financial audit, the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program and the implementation of the Series A Preferred Stock private placement, approximately $23,000 for amortization of acquired intangible assets, approximately $876,000 in charges associated with the settlement of outstanding litigation under the creditor and claimant liabilities restructuring and approximately $5,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were partially offset by an approximately $953,000 reduction in expense associated with the amortization of stock-based compensation arrangements, a reduction of approximately $136,000 in general and administrative expense, an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement and approximately $689,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the six months ended June 30, 2006 amounted to $4,013,326 compared to a loss of $4,204,141 for the same period in 2005. Our loss increased as a result of the increases in operating expenses discussed above.

Interest expense during the six months ended June 30, 2006 amounted to $1,703,935 as compared to $2,196,535 for the six months ended June 30, 2005. The reduction is due to the issuance of Series A Preferred stock and its associated amortization of deferred financing costs and the accretion of debt discounts and the intrinsic value of the conversion option for bridge note holders being lower in total during the six months ended June 30, 2006 than the amortization of deferred financing costs and the accretion of debt discounts incurred during the six months ended June 30, 2005. Offsetting this reduction was the increase in interest expense due to the increased level of total debt financing during the six months ended June 30, 2006 than during the same period in 2005. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the six months ended June 30, 2006 amounted to approximately $303,038 compared to $1,887,625 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $550,000 for the six months ended June 30, 2006 compared to $0 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the six months ended June 30, 2006 compared to $710,585 in the same period in 2005. Accretion of debt discounts during the six months ended June 30, 2006 were approximately $20,909 compared to $1,177,040 in the same period in 2005. Interest income, was $1,961 and $19,250 in the six months ended June 30, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005 and interest on cash balances in the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company accrued dividends on its Series A Preferred of $124,784.

For the six months ended June 30, 2006, the net loss available to common stockholders was $6,021,091 or $(2.83) per share on 2,127,543 weighted average common shares outstanding compared to a net loss available to common stockholders of $7,232,300 or $(3.93) per share on 1,838,106 weighted average common shares outstanding for the six months ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $5,896,307 for the six months ended June 30, 2006, which includes $1,857,670 of non-cash charges including non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($5,246), fair value of a conversion option in connection with bridge note holders ($550,000), accretion related to warrants issued in conjunction with notes payable ($20,909), amortization of deferred financing costs ($282,129), amortization of deferred compensation ($7,500), loss on disposal of discontinued operation ($75,920), loss on issuance of preferred stock in settlement of debt ($486,597), non-cash increase in interest payable to a former stockholder ($48,400), depreciation and amortization ($143,420), and a charge for stock option based compensation ($237,424). We also used $511,691 of our restricted cash escrowed to settle liabilities assumed. Including the amounts above, we used net cash flows in our operating activities of $3,956,439 during the six months ended June 30, 2006. Our working capital deficiency at June 30, 2006 amounts to $4,375,799 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. Our legal counsel representing us in such matters has indicated that while the SEC Investigation is ongoing and we have not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from us and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against us, our officers or directors. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in
Note 5 is critical to the realization of its business plan. The Company raised $4,640,501 of gross proceeds ($4,301,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2006. The Company used $3,956,439 of these proceeds to fund its operations and a net of $407,643 in investing activities, principally for the purchase and development of software technology. Additionally, the Company made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. The Company received $50,000 in proceeds from the disposition of discontinued operations and received $55,000 in proceeds in connection with a financing settlement.

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, we completed a program pursuant to which we offered our creditors and claimants an agreement to receive shares of our capital stock for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 16).

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2006, our cash balance was $195,432 and we had a working capital deficit of $4,375,799. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We have restructured approximately 94% of our previously outstanding claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants had with the Company pursuant to our creditor and claimant liabilities restructuring described in Note 16. We are currently unable to provide assurance that the acceptance of the claims settlement will actually improve our ability to fund the further development of our business plan or improve its operations.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $90.3 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

WE ARE CURRENTLY SUBJECT TO AN SEC INVESTIGATION WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions and certain of the actions of our officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or
Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on the OTC Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. The Company's legal counsel representing the Company in such matters has indicated that while the SEC Investigation is ongoing and the Company has not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from the Company and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against the Company, its officers and directors. There can be no assurance that the SEC will accept the Staff's recommendation not to bring an enforcement action against us or that the Staff will not elect at some future time to seek additional information from the Company with respect to these matters.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of August 3, 2006, there were 2,131,496 shares of common stock outstanding, of which 213,746 shares were held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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

OUR INABILITY TO OBTAIN ANY THIRD-PARTY LICENSE REQUIRED TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD REQUIRE US TO OBTAIN SUBSTITUTE TECHNOLOGY OF LOWER QUALITY OR PERFORMANCE STANDARDS OR AT GREATER COST, WHICH COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 3. CONTROLS AND PROCEDURES

Members of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the fiscal quarter ended June 30, 2006, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006 our disclosure controls and procedures were not effective.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our year ended December 31, 2007. Nevertheless, we identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

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

Prior to the second quarter 2005, we did not have any full time employees including a Principal Accounting Officer assigned to perform any duties related to our financial reporting obligations. Accordingly we were unable, until the second quarter of 2005, to record, process and summarize all of the information that we needed to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission's rules.

During the third quarter of 2005, under the direction of our Chief Executive Officer, we engaged the services of an outside financial reporting specialist who, together with our full time personnel, undertook the process of forming a system of internal controls. We have since hired personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. These improvements have enabled us to resolve all previous delinquencies relating to the filing of our annual and quarterly reports with the SEC as of the quarter ended June 30, 2005. We also resolved the delinquent filing of our Forms 8-K/A from the acquisitions of CSSI, Entelagent and LucidLine in December 2005. We also assigned a key member of the accounting department with the task of filing previously delinquent tax returns and are undertaking a structure to ensure that our tax returns in the future are filed on a timely basis. We have completed filing all delinquent tax returns through the year ended December 31, 2004. This member of our accounting department is also working with an outside specialist to ensure that our tax returns for the year ended December 31, 2005 are filed in a timely manner.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 1,000,000 shares of Company common stock in reliance upon certain of the Company's press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh sought rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. On April 24, 2006, the Company and the Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring.

In settlement of the Sherleigh Claims, Sherleigh purchased from the Company 2,312,500 shares of the Series A-1 Preferred Stock for a purchase price of $0.80 per share or $1,850,000. The aggregate purchase price is equivalent to the value of the Sherleigh Claims being settled, which is being paid through the settlement and release of the Sherleigh Claims.

On May 4, 2006, we became aware that Lok Technologies, Inc. had filed a complaint on or about March 30, 2006 against us, Entelagent Software Corp. and unnamed defendants in the Superior Court of California, County of Santa Clara alleging breach of contract, breach of duty of good faith and fair dealing and unjust enrichment related to a license agreement and certain promissory notes, and seeking damages, interest, disgorgement of any unjust enrichment, attorneys' fees and cost in an amount to be provided. Prior to receipt of this notice of litigation, we had recorded a liability of $320,000 plus accrued interest of $159,432. We believe that we have defenses to these claims. The Company cannot provide any assurance that the ultimate resolution of this claim will not have a material adverse affect on its financial condition.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act, the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain actions of, among others, the Company, certain of its officers and directors and others violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by the Company on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various consultants of the Company, and (ii) whether in connection with the purchase or sale of shares of common stock, certain officers and directors of the Company and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales  relating to certain of the  Company's  press  releases  regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against the Company, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against the Company, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely the Company's ability to have its common stock become listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, the Company being able to sell its securities and/or have its securities registered with the SEC and/or in various states and/or the Company's ability to implement its business plan. The Company's legal counsel representing the Company in such matters has indicated that while the SEC Investigation is ongoing and the Company has not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from the Company and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against the Company, its officers and directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been sold by us during the period from April 1, 2006 to June 30, 2006:

                  TITLE AND AMOUNT OF SECURITIES       NAME OF          NAME OR CLASS OF
DATE OF GRANT       GRANTED/EXERCISE PRICE IF         PRINCIPAL       PERSONS WHO RECEIVED      CONSIDERATION
                            APPLICABLE               UNDERWRITER           SECURITIES             RECEIVED
-------------       --------------------------        ----------      ---------------------     -------------
 April 2006       1,591,003/Series A-1 Preferred         None        Creditors and Claimants    $1,272,802 in
                               Stock                                  in the Company's Debt       cancelled
                                                                          Restructuring           debt(1)

 April 2006         71/Series A Preferred Stock          None        Apex Investment Fund V,    $355,000(2)
                                                                               L.P.
  June 2006       1,346,575/Series A-1 Preferred         None           Arco van Nieuwland      $1,077,260 in
                               Stock                                                              cancelled
                                                                                                  debt(3)

  June 2006      31,250/Series A-1 Preferred Stock       None             John V. Bivona        $25,000 in
                                                                                                  cancelled
                                                                                                  debt(4)

  June 2006            251,175/Common Stock              None              9 Investors           $0.00(5)


The following unregistered derivative securities (options and warrants) have been issued by us during the period from April 1, 2006 to June 30, 2006:



                  TITLE AND AMOUNT OF SECURITIES       NAME OF          NAME OR CLASS OF
DATE OF GRANT       GRANTED/EXERCISE PRICE IF         PRINCIPAL       PERSONS WHO RECEIVED      CONSIDERATION
                            APPLICABLE               UNDERWRITER           SECURITIES             RECEIVED
-------------       --------------------------        ----------      ---------------------     -------------
   April 2006    49,306/Common Stock Purchase            None        Apex Investment Fund V,    $0.00(6)
                             Warrants                                          L.P.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS

See attached Exhibit Index.


----------
(1) On April 30, 2006, we issued 1,591,003 shares of Series A-1 Preferred Stock in consideration for $1,272,802 of debt cancellation and claims settlement under the Creditor and Claimant Liabilities Restructuring.

(2) On April 3, 2006, we issued 71 shares of Series A Preferred Stock in consideration for $355,000 from Apex Investment Fund V, L.P.

(3) On June 3, 2006, we issued 1,346,575 shares of Series A-1 Preferred Stock in consideration for $1,077,260 of debt cancellation and claims settlement under the Creditor and Claimant Liabilities Restructuring.

(4) On June 29, 2006, we issued 31,250 shares of Series A-1 Preferred Stock in consideration for $25,000 of debt cancellation and claims settlement under the Creditor and Claimant Liabilities Restructuring.

(5) On June 30, 2006, we issued 251,175 shares of Common Stock to 9 investors as an anti-dilution adjustment to their share purchases made directly from the Company during the March 2004 and August/September 2004 periods.

(6) On April 3, 2006, we issued warrants to purchase up to 49,306 shares of our common stock to Apex Investment Fund V, L.P. who invested in our Series A Preferred Stock private placement. The warrants have a term of 5 years and an exercise price of $3.00 per share.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 11, 2006                   PATRON SYSTEMS, INC.
                                        (Registrant)


                                        /s/ Robert Cross
                                        ----------------------------------------
                                        By:    Robert Cross
                                        Its:   Chief Executive Officer


                                        /s/ Martin T. Johnson
                                        ----------------------------------------
                                        By:    Martin T. Johnson
                                        Its:   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------
3.1            Certificate   of  Amendment   of  Second   Amended  and  Restated
               Certificate of Incorporation of Patron Systems, Inc. Incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on June 19, 2006.

10.1 Stock Purchase Agreement dated April 18, 2006 between Patron Systems, Inc. and Walnut Valley, Inc.

10.2 Patron Systems, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on June 19, 2006.

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