Form 10QSB
period 2006-09-30
PATRON SYSTEMS INC
filed 2006-11-14
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-QSB

         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,462,260 shares of common stock outstanding as of November 13, 2006.

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

ITEM 1. FINANCIAL STATEMENTS ..................................................3

Condensed Consolidated Balance Sheet at September 30, 2006 (unaudited).........3
Condensed Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2006 (unaudited)......................4
Condensed Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended September 30, 2006 (unaudited)......................5
Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2006 and September 30, 2005
         (unaudited)...........................................................6
Notes to Condensed Consolidated Financial Statements (unaudited)...............7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................34

ITEM 3. CONTROLS AND PROCEDURES...............................................47


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................49

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........49

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................49

ITEM 6. EXHIBITS..............................................................50


SIGNATURES....................................................................51


                           FORWARD LOOKING STATEMENTS


The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although Patron Systems believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither Patron Systems nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Patron Systems is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

PART I - FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   SEPTEMBER 30,
                                                                       2006
                                                                   ------------
ASSETS
Current Assets
  Cash ........................................................    $     60,156
  Accounts receivable, net ....................................         222,722
  Other current assets ........................................          58,004
                                                                   ------------
     Total current assets .....................................         340,882

Property and equipment, net ...................................         193,543
Intangible assets, net ........................................       1,436,767
Goodwill ......................................................       9,510,716
                                                                   ------------
     Total assets .............................................    $ 11,481,908
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ............................................    $    659,030
  Accrued payroll and related expenses ........................         551,930
  Accrued interest ............................................         592,179
  Dividends payable ...........................................         246,968
  Demand note payable .........................................         312,556
  Bridge notes payable ........................................       1,519,975
  Notes payable (to creditors of acquired business,
     including $554,202 to related parties) ...................         799,982
  Expense reimbursements due to officers and stockholders .....           4,458
  Other current liabilities ...................................         555,043
  Accrued registration rights penalty .........................          90,488
  Deferred revenue ............................................         223,880
                                                                   ------------
     Total current liabilities ................................       5,556,489

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share, 75,000,000
     shares authorized,
       Series A convertible: 2,160 shares authorized;
          964 shares issued and outstanding
          liquidation preference of $6,334,337 ................              10
       Series A-1 convertible:  50,000,000 shares
          authorized; no shares outstanding ...................            --
  Common stock, par value $0.01 per share, 150,000,000
     shares authorized, 14,462,260 shares issued and
     outstanding ..............................................         144,627
  Additional paid-in capital ..................................      97,468,961
  Accumulated deficit .........................................     (91,688,179)
                                                                   ------------
     Total stockholders' equity ...............................       5,925,419
                                                                   ------------
     Total liabilities and stockholders' equity ...............    $ 11,481,908
                                                                   ============


See notes to condensed consolidated financial statements.

                             PATRON SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)

                                                           NINE MONTHS ENDED                THREE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005             2006            2005
                                                      ------------    ------------    ------------    ------------
Revenue ...........................................   $    857,570    $    184,300    $    276,825    $     93,457
                                                      ------------    ------------    ------------    ------------

Cost of Sales
  Cost of products/services .......................         39,580           2,003           9,683            --
  Amortization of technology ......................         99,980         280,855          44,936         133,124
                                                      ------------    ------------    ------------    ------------
     Total cost of sales ..........................        139,560         282,858          54,619         133,124
                                                      ------------    ------------    ------------    ------------
  Gross profit (loss) .............................        718,010         (98,558)        222,206         (39,667)
                                                      ------------    ------------    ------------    ------------

Operating Expenses
  Salaries and related expenses ...................      3,700,443       2,306,118       1,252,255       1,229,681
  Consulting expense (non-employee stock based
     compensation) ................................           --         1,239,083            --           286,208
  Professional fees ...............................      1,105,500         932,250         219,603         278,867
  General and administrative ......................      1,011,459       1,251,659         389,884         494,173
  Amortization of intangibles .....................         92,440          69,691          30,813          30,814
  Stock based penalties under accomodation
     agreements ...................................           --           745,500            --           118,500
  Stock based penalty under collateralized
     financing arrangement ........................          8,560          78,247           3,314          16,145
  Loss on intrinsic value of put right ............           --          (300,000)           --          (300,000)
  Loss on collateralized financing arrangement ....           --           366,193            --              --
  Loss/(gain) associated with settlement agreements        (93,944)       (343,571)       (580,541)         45,532
                                                      ------------    ------------    ------------    ------------
     Total operating expenses .....................      5,824,458       6,345,170       1,315,328       2,199,920

Operating loss ....................................     (5,106,448)     (6,443,728)     (1,093,122)     (2,239,587)

Other Income (Expense)
  Interest income .................................          2,770          19,250             809            --
  Loss on sale of property and equipment ..........           (125)           (544)           --              (544)
  Interest expense ................................     (1,768,499)    (12,355,249)        (64,564)    (10,158,714)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense) .................     (1,765,854)    (12,336,543)        (63,755)    (10,159,258)
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes     (6,872,302)    (18,780,271)     (1,156,877)    (12,398,845)

  Income taxes ....................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations ...................     (6,872,302)    (18,780,271)     (1,156,877)    (12,398,845)
                                                      ------------    ------------    ------------    ------------

Loss from discontinued operations .................       (104,962)     (1,129,751)           --          (278,877)
Loss on disposal of discontinued operations .......        (75,920)           --              --              --
                                                      ------------    ------------    ------------    ------------
                                                          (180,882)     (1,129,751)           --          (278,877)
                                                      ------------    ------------    ------------    ------------

Net loss ..........................................     (7,053,184)    (19,910,022)     (1,156,877)    (12,677,722)

Preferred stock dividend ..........................       (246,968)           --          (122,184)           --
                                                      ------------    ------------    ------------    ------------
Net loss available to common stockholders .........   $ (7,300,152)   $(19,910,022)   $ (1,279,061)   $(12,677,722)
                                                      ============    ============    ============    ============


Net Loss Per Share - Basic and Diluted
  - Continuing operations .........................   $      (1.44)   $      (9.84)   $      (0.12)   $      (6.05)
  - Discontinued operations .......................          (0.04)          (0.59)           --             (0.13)
                                                      ------------    ------------    ------------    ------------
  - Total Net Loss per share available to
       common stockholders ........................   $      (1.48)   $     (10.43)   $      (0.12)   $      (6.18)
                                                      ============    ============    ============    ============

Weighted Average Number of Shares Outstanding
  - Basic and diluted .............................      4,945,846       1,909,483      10,490,543       2,049,970
                                                      ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                                 PATRON SYSTEMS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2006            2005
                                                                   ------------    ------------
Cash Flows from Operating Activities
  Net loss from continuing operations ..........................   $ (6,872,302)   $(18,780,271)
                                                                   ============    ============
  Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization .............................        236,845         367,974
     Stock based compensation ..................................        307,629       1,239,083
     Non-cash interest expense .................................        901,438       1,927,374
     Amortization of deferred financing charges ................           --         1,825,606
     Stock options issued to Chief Executive Officer ...........           --            16,000
     Penalty warrants issued to bridge note holders ............           --         8,000,000
     Gain associated with settlement agreements ................        (93,943)       (389,103)
     Accrued registration penalty ..............................          8,560            --
     Loss on disposition of discontinued operations ............         75,920            --
     Loss on sale of fixed assets ..............................            125            --
     Reduction in intrinsic value of put right .................           --          (300,000)
     Stock based penalty under accomodation agreements .........           --           823,747
     Gain on settlement of consulting agreement payable ........           --          (228,900)
     Loss on collateralized financing arrangement ..............           --           366,194
     Non-cash increase in notes payable to former officer ......           --            17,399
     Non-cash interest income ..................................           --           (19,250)
     Changes in assets and liabilities:
        Restricted cash escrowed to settle liabilities assumed .        511,691        (517,003)
        Prepaid expenses .......................................           --            51,487
        Accounts receivable ....................................          1,422         (32,634)
        Other current assets ...................................         18,636         (95,682)
        Accounts payable .......................................       (222,911)       (320,797)
        Accrued interest .......................................        581,137          12,202
        Deferred revenue .......................................       (108,201)         65,267
        Accrued payroll and payroll related expenses ...........         24,366      (1,043,209)
        Other current liabilities ..............................       (157,401)        394,267
        Consulting agreements payable ..........................           --           (50,000)
        Expense reimbursements due to officers and stockholders         (32,335)        (30,521)
        Loss on sale of property and equipment .................           --               544
        Other accrued expenses .................................           --            (3,413)
                                                                   ------------    ------------
  Total adjustments ............................................      2,052,978      12,076,632
                                                                   ------------    ------------
NET CASH USED IN CONTINUING OPERATIONS .........................     (4,819,324)     (6,703,639)
                                                                   ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS .......................       (197,882)     (1,077,769)
                                                                   ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..........................     (5,017,206)     (7,781,408)
                                                                   ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ..............           --          (857,633)
  Cash acquired in purchase business combinations ..............           --           406,834
  Purchase and development of technology .......................       (396,428)        (92,547)
  Proceeds from sale of fixed assets ...........................          1,755           1,500
  Purchase of fixed assets .....................................       (133,559)        (43,608)
                                                                   ------------    ------------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES ...............       (528,232)       (585,454)
                                                                   ------------    ------------
NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES .............        (78,920)        (14,284)
                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................       (607,152)       (599,738)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses repaid to officers and stockholders .................           --          (273,536)
  Payments on settlement of accommodation agreements ...........       (125,000)           --
  Deferred financing costs .....................................        (54,000)       (627,739)
  Proceed from issuance of Series A Preferred Stock ............      4,640,501            --
  Repayments of amounts due under settlement with former officer           --          (200,000)
  Proceeds from issuance of bridge notes .......................      1,000,000       7,100,000
  Repayments of notes payable ..................................         (7,001)           --
  Proceeds from disposition of discontinued operations .........         50,000            --
  Proceeds received in connection with financing settlement ....        180,000            --
  Proceeds from issuance of notes, less fees ...................           --         2,543,000
  Repayments of advances from stockholders .....................           --           (32,774)
                                                                   ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ...........      5,684,500       8,508,951
                                                                   ------------    ------------
NET CASH USED BY DISCONTINUED FINANCING ACTIVITIES .............           --           (93,483)
                                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................      5,684,500       8,415,468
                                                                   ------------    ------------

NET INCREASE IN CASH ...........................................         60,142          34,322

CASH, beginning of period ......................................             14          45,901
                                                                   ------------    ------------
CASH, end of period ............................................   $     60,156    $     80,223
                                                                   ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest .....................................................   $    285,091    $    527,231
                                                                   ============    ============

Supplemental non-cash investing and finanical activity
  Current tangible assets acquired .............................   $       --      $    300,911
  Non-current tangible assets acquired .........................           --         2,756,470
  Current liabilities assumed with acquisitions ................           --        (8,379,271)
  Non-current liabilities assumed with acquisitions ............           --          (439,126)
  Intangible assets acquired ...................................           --         3,101,000
  Goodwill recognized on purchase business combinations ........           --        22,433,752
  Non-cash consideration .......................................           --       (19,332,500)
  Cash acquired in purchase business combinations ..............           --           416,397
                                                                   ------------    ------------
  Cash paid to acquire businesses ..............................   $       --      $    857,633
                                                                   ============    ============


See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                          SHARES OF      PAR VALUE      SHARES OF       PAR VALUE
                                           SERIES A       SERIES A      SERIES A-1      SERIES A-1      SHARES OF       PAR VALUE
                                          PREFERRED      PREFERRED      PREFERRED       PREFERRED         COMMON          COMMON
                                            STOCK          STOCK          STOCK           STOCK           STOCK           STOCK
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance - January 1, 2006 ............           --     $       --             --      $       --         1,978,655    $     19,787

Issuance of Series A Preferred Stock
  to investors .......................            964             10           --              --              --              --
Issuance of warrants in connection
  with bridge loan extension -
  extension warrants .................           --             --             --              --              --              --
Conversion option penalty incurred
  upon default of Bridge Financing III           --             --             --              --              --              --
Issuance of Series A-1 Preferred stock
  in settlement of debt ..............           --             --       36,993,054         369,930         (98,626)           (983)
Issuance of shares in connection with
  anti-dilution provision ............           --             --             --              --           251,175           2,512
Amortization of deferred compensation            --             --             --              --              --              --
Conversion of Preferred Series A-1 to
  common stock .......................           --             --      (36,993,054)       (369,930)     12,331,056         123,311
Series A dividends ...................           --             --             --              --              --              --
Net Loss .............................           --             --             --              --              --              --
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE - SEPTEMBER 30, 2006 .........            964   $         10           --      $       --        14,462,260    $    144,627
                                         ============   ============   ============    ============    ============    ============


                                                            COMMON
                                          ADDITIONAL        STOCK
                                           PAID IN        REPURCHASE     ACCUMULATED
                                           CAPITAL        OBLIGATION        DEFICIT          TOTAL
                                         ------------    ------------    ------------    ------------
Balance - January 1, 2006 ............   $ 65,593,772    $ (1,300,000)   $(84,388,027)   $(20,074,468)

Issuance of Series A Preferred Stock
  to investors .......................      4,820,490            --              --         4,820,500
Issuance of warrants in connection
  with bridge loan extension -
  extension warrants .................         48,129            --              --            48,129
Conversion option penalty incurred
  upon default of Bridge Financing III        550,000            --              --           550,000
Issuance of Series A-1 Preferred stock
  in settlement of debt ..............     25,904,834       1,300,000            --        27,573,781
Issuance of shares in connection with
  anti-dilution provision ............         (2,512)           --              --              --
Amortization of deferred compensation         307,629            --              --           307,629
Conversion of Preferred Series A-1 to
  common stock .......................        246,619            --              --              --
Series A dividends ...................           --              --          (246,968)       (246,968)
Net Loss .............................           --              --        (7,053,184)     (7,053,184)
                                         ------------    ------------    ------------    ------------

BALANCE - SEPTEMBER 30, 2006 .........   $ 97,468,961    $       --      $(91,688,179)   $  5,925,419
                                         ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006


NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Patron Systems, Inc. and subsidiaries (the "Company," "Patron," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

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

ANNUAL MEETING OF STOCKHOLDERS

On July 20, 2006, the Company held its annual meeting of stockholders. The stockholders approved the election of three directors: Mr. Robert Cross to serve until the annual meeting of stockholders in 2007; Mr. Braden Waverley to serve until the annual meeting of stockholders in 2008; and Mr. George Middlemas to serve until the annual meeting of stockholders in 2009. Additionally, the stockholders approved the three other proposals made as part of the 2006 proxy statement including the adoption of the Patron Systems, Inc. 2006 Stock Incentive Plan which provides for the grant of up to 5.6 million shares of common stock underlying stock options and other awards under the plan and the approval of an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of the Company's issued and outstanding common stock.

REVERSE STOCK SPLIT AND AMENDMENT TO CERTIFICATE OF INCORPORATION

On July 20, 2006, the Company's stockholders approved an amendment to its Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of our issued and outstanding Common Stock. Effective July 31,2006, the Company's Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of our issued and outstanding Common Stock was declared effective. All share information included in the accompanying financial statements and notes thereto give retroactive effect to the reverse split.

CONSOLIDATION OF SUBSIDIARIES

Effective September 19, 2006, we merged our wholly-owned subsidiaries Entelagent, CSSI and PILEC into our company through the filing with the Secretary of State of the States of Delaware and California, a Certificate of Ownership and Merger merging Entelagent Software Corp., (a California corporation), Complete Security Solutions, Inc., (a Delaware corporation) and PILEC Disbursement Company, (a Delaware corporation) into Patron Systems, Inc., (a Delaware corporation).


NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $7,053,184 for the nine months ended September 30, 2006, which includes an aggregate of $1,436,574 of non-cash charges including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, the amortization of deferred compensation and the charge for stock option based compensation. The Company used net cash in its operating activities of $5,017,206 during the nine months ended September 30, 2006. The Company's working capital deficiency at September 30, 2006 amounted to $5,215,607 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note
15). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised $5,640,501 of gross proceeds ($5,301,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2006. The Company used $5,017,206 of these proceeds to fund its operations and a net of $607,152 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Preferred Stock, par value $0.01 per share ("Series A-1 Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 16). As of September 30, 2006, creditors representing approximately 93% of the Company's outstanding claims accepted this proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. On July 21, 2006, the Company's Board of Directors approved the completion of the creditor and claimant liabilities restructuring. A total of $29,594,442 of debts, liabilities and other claims were settled by the issuance of Series A-1 Preferred Stock. In addition, through July 21, 2006, the Company settled $382,584 in claims for $12,140 in cash. The total of all the settlements for Series A-1 Preferred and the cash settlements through July 21, 2006 represents 94% of the outstanding claims. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, Complete Security Solutions, Inc. and PILEC Disbursement Company, which were merged into the Company on September 19, 2006. The accounts of LucidLine, Inc. have been included in discontinued operations through April 18, 2006, the date on which LucidLine was sold (Note 19). All significant inter-company transactions have been eliminated.

CASH

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash.

CONCENTRATION OF CREDIT RISK

The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. From time to time amounts may exceed the FDIC limits. At September 30, 2006 the uninsured bank cash balances were $0. The Company has not experienced any losses on these accounts.

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

BUSINESS COMBINATIONS

In accordance with business combination accounting, the Company allocated the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 5 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31,

2005 (Note 5) resulting in $9,510,716 in goodwill at September 30, 2006. Intangible assets continue to be amortized over their estimated useful lives. The Company evaluated the carrying amounts of its goodwill and intangible assets as of September 30, 2006 and determined that impairment charges are not necessary.

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

CONVERTIBLE PREFERRED STOCK

The Company accounts for conversion options embedded in convertible preferred stock in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force Issue ("EITF") 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of Conventional Convertible Debt Instrument" in Issue No. 00-19.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 18. Accordingly, the Company recognized in salaries and related expense in the statement of operations, $307,629 and $62,705 for the fair value of stock options expected to vest during the nine and three month periods ended September 30, 2006, respectively.

In the current quarter we have reclassified certain components of our stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

For the nine and three months ended September 30, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under
SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

                                                   NINE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2005             2005
                                                  ------------     ------------

Net Loss, as reported ........................    $(19,910,022)    $(12,677,722)
Stock-based employee compensation cost,
   under fair value accounting ...............        (375,000)        (225,000)
                                                  ------------     ------------
Pro-forma net loss under fair value method ...    $(20,285,022)    $(12,902,722)
                                                  ============     ============

Net loss per share - basic and diluted,
   as reported ...............................    $     (10.43)    $      (6.18)

Net loss per share - basic and diluted,
   proforma ..................................    $     (10.62)    $      (6.29)


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

NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share also includes common stock equivalents outstanding during the period if dilutive. Diluted net loss per common share, if required, would be computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents; as such common stock equivalents are anti-dilutive.

As a result of the consummation of the Share Exchange described in Note 2, the Company included 40,001 stock options with an exercise price of $.30 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options and warrants as their effect would be anti-dilutive:

                                             SEPTEMBER 30,
                                         ---------------------
                                            2006        2005
                                         ---------   ---------
                  Options ............     463,970     373,000
                  Warrants ...........   1,405,863     321,852
                                         ---------   ---------
                                         1,869,833     694,852
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

In  July  2006,   the   Financial   Accounting   Standards   Board  issued  FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2005 in accordance with SFAS 142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to its business amounted to $9,510,716. Accordingly, the Company recorded a goodwill impairment charge in the amount of $12,929,696 for the year ended December 31, 2005. Additionally, after reevaluating the resources available to the Company, the strategic direction of the business as well as the revised business plans and financial projections, the Company, during the quarter ended December 31, 2005, recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions. The remaining amount of goodwill and intangible assets is presented net of such impairment charges recorded during the year ended December 31, 2005. There have been no new developments since December 31, 2005 which would give rise to an impairment charge.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc. As a result, LucidLine has been treated as a discontinued operation in these financial statements (Note 19).


NOTE 6 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                              SEPTEMBER 30,
                                                  2006
                                               ----------
                      Prepaid expenses .....   $   27,365
                      Deposits .............       30,639
                                               ----------
                        Other current assets   $   58,004
                                               ==========



NOTE 7 - PROPERTY AND EQUIPMENT

                                                  SEPTEMBER 30,
                                                      2006
                                                   ----------

                 Computers .....................   $  234,136
                 Furniture and fixtures ........       31,962
                 Leasehold improvements ........        4,490
                                                   ----------
                     sub-total .................      270,588
                 less: accumulated depreciation       (77,045)
                     Property and equipment, net   $  193,543
                                                   ==========


Depreciation expense amounted to $44,425 and $25,491 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 8 - INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2006 are set forth in the following table:

                                                                   SEPTEMBER 30,
                                                                        2006
                                                                    -----------
Developed technology .....................................          $ 2,570,000
Customer relationships ...................................              180,000
Trademarks and tradenames ................................              161,000
In-process research and development ......................              920,815
                                                                    -----------
                                                                      3,831,815
Amortization and impairment charge .......................           (2,395,048)
                                                                    -----------
   Intangible assets, net ................................          $ 1,436,767
                                                                    ===========


The amortization of intangible assets will result in the following additional expense by year:

                                        INTANGIBLE
     YEARS ENDED DECEMBER 31,          AMORTIZATION
     -----------------------           ------------

             2006                       $   85,398
             2007                          367,070
             2008                          379,501
             2009                          310,666
             2010                          180,016
             2011                          101,686
             2012                           12,430
                                        ----------
                                        $1,436,767
                                        ==========


During the year ended December 31, 2005, the Company recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions (Note 5).

The Company classifies amortization of developed technology as a component of cost of sales and amortization of customer relationship and trademarks and tradenames as a component of general and administrative expense. Amortization expense amounted to $192,420 and $342,483 for the nine months ended September 30, 2006 and 2005, respectively. Included in these amounts is $99,980 and $272,792 for the nine months ended September 30, 2006 and 2005, respectively, which is classified as cost of sales.


NOTE 9 - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from several unrelated parties. At September 30, 2006, all of the notes were settled in the creditor and claimant liabilities restructuring. Interest expense on the notes amounted to $20,750 and $52,125 for the nine months ended September 30, 2006 and 2005, respectively.

The remaining demand note at September 30, 2006, which amounts to $312,556, is payable to Lok Technology and is secured by Entelagent's accounts receivable, which approximate $86,000 and $106,000 at September 30, 2006 and 2005, respectively. The note bears interest at 15% per annum. Interest on this demand note amounted to $35,163 for the nine months ended September 30, 2006 and $23,442 for nine months ended September 30, 2005. As described in Note 15, on May 4, 2006, the Company became aware of a complaint that Lok Technologies, Inc. had filed in the Superior Court of California, County of Santa Clara on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants.

As of September 30, 2006, $743,500 of the Demand Notes have been surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).


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

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 in 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has filed with the SEC on July 24, 2006 a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction.

Contractual interest expense on the Bridge I Notes amounted to $123,665 and $204,167 for the nine months ended September 30, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

As of September 30, 2006, $3,180,025 of the Bridge I Notes were surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16). With the surrender of the Bridge I Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, conversion options associated with the surrendered Bridge I Notes are no longer exercisable and have been cancelled. As of September 30, 2006, $319,975 of Bridge I notes remain outstanding. The registration statement filed on July 24, 2006 includes the resale of the 40,957 restricted shares of the Company's common stock issuable upon the exercise of the conversion option associated with the Bridge I Notes.

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

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants, issuable upon extension of the maturity date of the Junior Convertible Promissory notes, feature a term of 5 years and an exercise price of $18.00 per share. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each note becomes convertible into .128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $2,543,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

The Company sold these securities to seven accredited investors introduced by Laidlaw, placement agent in the Interim Bridge Financing II. The Company incurred $386,027 of fees in connection with this transaction including a cash fee of $305,160 and $80,867 for the fair value of warrants to purchase 4,243 shares of the Company's common stock at an exercise price of $18.00 per share.

The Company elected to extend the due dates of these notes by an additional 60 days to various dates beginning December 2, 2005. In addition, the Company was required to issue Bridge II Extension Warrants to purchase 42,388 shares of the Company's common stock. The Bridge II Extension Warrants have at term of 5 years and an exercise price of $18.00 per share.

The Company did not redeem the Bridge II Notes on December 2, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $2,543,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has filed with the SEC on July 24, 2006 a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction.

Contractual interest expense on the Bridge II Notes amounted to $117,261 and $84,767 for the nine months ended September 30, 2006 and 2005, respectively and is included as a component of interest expense in the accompanying statement of operations.

As of September 30, 2006, $2,343,000 of the Bridge II Notes were surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16). With the surrender of the Bridge II Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, the conversion options associated with the surrendered Bridge II Notes are no longer exercisable and have been cancelled. As of September 30, 2006, $200,000 of the Bridge II Notes remain outstanding. The registration statement filed on July 24, 2006 includes the resale of the 25,600 restricted shares of the Company's common stock issuable upon the exercise of the conversion option associated with the Bridge II Notes.

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

The Bridge III Notes had an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants, issuable upon extension of the maturity date of the Junior Convertible Promissory Notes, feature a term of 5 years and an exercise price of $18.00 per share. In addition, if the Bridge III Notes were not paid in full on or before the extended maturity date, each note became convertible into
0.128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $5,234,000 and would have been recognized as interest expense in accordance with EITF 00-27. The Company agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

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

As of September 30, 2006, all of the Bridge III Notes were surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

Contractual interest expense on the Bridge III Notes amounted to $153,036 and $0 for the nine months ended September 30, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes.

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $540,000 in additional gross funds (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes") in the amount of $720,001. The 2006 Bridge Note agreement provided for these notes to automatically convert into the same securities (consisting of shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series A Preferred Financing (as defined below). On March 27, 2006 (the date of the first closing of the Series A Preferred Financing), the 2006 Bridge Notes were converted into
7.2 Units in the Series A Preferred Financing described below. The $180,000 difference between the gross proceeds received upon the original issuance of the notes and the redemption amount was recorded as an original issuance discount that was fully expensed during the nine months ended September 30, 2006.

Additionally, the Company paid Laidlaw & Company (UK) Ltd. (Laidlaw), as placement agent in the transaction, a fee of $54,000 in conjunction with the 2006 Bridge Note Financing. This fee was fully amortized and recognized as interest expense during the nine months ended September 30, 2006.

INTERIM BRIDGE FINANCING IV

Beginning on July 18, 2006 and continuing through September 15, 2006, the Company obtained interim financing ("Interim Bridge Financing IV") totaling $1,000,000 from Apex. This Interim Bridge Financing IV automatically converts into securities (consisting of shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series B Preferred Financing (see Note 20). On October 13, 2006, (the date of the first closing of the Series B Preferred Financing), the Interim Bridge Financing IV was converted into 10 Units in the Series B Preferred Financing described in Note 20 below.


NOTE 11 - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $4,458 remains outstanding at September 30, 2006. The amounts payable to such officers and stockholders are due on demand.

As of September 30, 2006, $135,535 of expense reimbursements were surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

As of September 30, 2006, $284,212 of notes payable to officers and stockholders were surrendered as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 16).

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

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent (in connection with the acquisition described in Note 5) include $554,202 that is payable to related parties for settlements of accrued payroll, notes payable and other payables that remain outstanding at September 30, 2006. The original amount of these notes amounted to $2,602,913. Aggregate interest expense on these notes amounted to $74,184 and $103,901 for the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006, $1,795,930 of the notes payable to creditors of acquired business were surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring. As of September 30, 2006, $799,982 of the notes payable remain outstanding.


NOTE 12 - OTHER CURRENT LIABILITIES

Other current liabilities principally consist of $439,146 of accrued payroll and sales tax liabilities and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 5). The balance consists of various miscellaneous other current liabilities.


NOTE 13 - DEFERRED REVENUE

Deferred revenue at September 30, 2006 includes (1) $153,348 for the fair value of remaining service obligations on maintenance and support contracts and (2) $70,532 for contracts on which the revenue recognition is deferred until contract deliverables have been completed. Included in the contracts for which revenue recognition has been deferred are two contracts with a value of $468,947 for which $159,321 of revenue has been recognized and for which the majority of the remaining revenue is expected to be recorded during 2006.


NOTE 14 - ACCOMMODATION AGREEMENT

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the "Lender"), pursuant to which the Company would borrow $950,000 under a note to be collateralized by the pledge of 31,667 shares of registered stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with these stockholders wherein each stockholder pledged their shares in return for the right to receive on or before November 17, 2003 the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares pledged as compensation. The Company also agreed to use "best efforts" to register these shares with the Securities and Exchange Commission 12 months from the date of issue.

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

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (29,684 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded charges of $8,560 and $78,247 during the nine months ended September 30, 2006 and 2005, respectively for the fair value of 4,497 and 4,353 shares issuable during the nine months ended September 30, 2006 and 2005, respectively to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under collateralized financing arrangement in the accompanying statements of operations.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act, the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain actions of, among others, the Company, certain of its former officers and directors and others violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by the Company on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 145,834 shares of common stock issued to various consultants of the Company, and (ii) whether in connection with the purchase or sale of shares of common stock, certain officers and directors of the Company and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales  relating to certain of the  Company's  press  releases  regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against the Company, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against the Company, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely the Company's ability to have its common stock become listed on a stock exchange and/or quoted on the NASD Bulletin Board or NASDAQ, the Company being able to sell its securities and/or have its securities registered with the SEC and/or in various states and/or the Company's ability to implement its business plan. The Company's legal counsel representing the Company in such matters has indicated that while the SEC Investigation is ongoing and the Company has not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from the Company and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against the Company, its former officers and directors.

LEGAL PROCEEDINGS

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. On September 11, 2006, the Company entered into a settlement and release agreement with Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP which calls for the payment of $32,500 in 13 installments of $2,500.

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


NOTE 16 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

On January 12, 2006, the Company issued a Stock Subscription Agreement & Mutual Release ("the Original Release") to each creditor and claimant ("Subscriber") of the Company for purposes of entering into a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that the creditor and/or claimant may have with the Company ("Subscriber Claims"). Under terms of this agreement, the Company sold to the

Subscriber and the Subscriber purchased from the Company shares ("Stock") of its Series A-1 Preferred stock at a price of $0.80 per share. The aggregate purchase price was equivalent to the value of the Subscriber Claims being settled through this settlement and release. Subscriber was deemed to have paid for the Stock through the settlement and release of Subscriber Claims. Each share of Stock was automatically convertible into 1/3 share of the Company's common stock upon the effectiveness of an amendment to the Company's certificate of incorporation which provided for a sufficient number of authorized but unissued and unreserved shares of the Company's common stock to permit the conversion of all issued and outstanding shares of Series A-1 Preferred. The Company issued the Series A-1 Preferred shares following the final determination of the claims and acceptance by the Company of each claimant submitted Stock Subscription Agreement and Mutual Release through countersignature thereof.

The Original Release also provided that in the event that (a) a bona fide sale or (series of related sales) by the Company of equity interests in the Company in an amount equal to or in excess of $3,000,000 or (b) any merger, consolidation, recapitalization, reclassification, reincorporation, reorganization, share exchange, sale of all or substantially all of the assets of the Company or comparable transaction, was not consummated on or before March 31, 2006 (the "Termination Date"), the Stock Subscription Agreement & Mutual Release would terminate and be null and void, the Series A-1 Preferred issued to Subscriber would be cancelled and the Subscriber Claims would remain in full force and effect on their terms. Each Subscriber agreed not to transfer or sell any portion of the Stock until the next business day after the Termination Date, subject to (i) an effective registration under the Securities Act or in a transaction which is otherwise in compliance with the Securities Act, (ii) an effective registration under any applicable state securities statute or in a transaction otherwise in compliance with any applicable state securities statue, and (iii) evidence of compliance with the applicable securities laws of other jurisdictions. As described below, the Company completed the sale of $4.8 million in equity securities under the Series A Preferred Financing on March 27, 2006 thereby eliminating the provision for automatic termination of this arrangement.

The Company has filed with the Securities and Exchange Commission on July 24, 2006 a registration statement ("Registration Statement") covering the resale of the underlying Stock and has agreed to use its best efforts to cause such Registration Statement to become effective as soon as practicable thereafter and in any event no later than 180 days from the date that the Company countersigns each Stock Subscription Agreement and Mutual Release. The Company shall keep the Registration Statement continuously effective under the Securities Act until the earlier of (i) the date when all shares of the Stock have been sold pursuant to the Registration Statement or an exemption from the registration requirements of the Securities Act, and (ii) two years from the effective date of the Registration Statement.

Through July 21, 2006, the Company issued additional Stock Subscription Agreements & Mutual Releases ("the Additional Release") to several creditors that had not signed the January 12, 2006 Original Release by April 30, 2006. The terms of the Additional Release were predominantly the same as the Original Release with the exception of the 120 day requirement for filing the Registration Statement.

On July 21, 2006, the Board of Directors authorized the completion of the Creditor and Claimant Liabilities Restructuring program. Under this program, claims totaling $29,594,442 have been settled for 36,993,054 shares of Series A-1 Preferred Stock which were automatically converted, on July 31, 2006, into 12,331,056 shares of the Company's common stock. The total of all claims settled represents 93% of the eligible claims. Additionally, the Company has settled claims totaling $382,584 for $12,140. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

On July 31, 2006, following approval by the Company's stockholders, the Company amended its Second Amended and Restated Certificate of Incorporation, as amended, to affect a 1-for-30 reverse stock split.

LOSS (GAIN) ASSOCIATED WITH SETTLEMENT AGREEMENTS

During the nine months ended September 30, 2006 as part of the creditor and claimant liabilities restructuring, the Company settled a number of disputed and unresolved payables and outstanding claims resulting in a total net loss of $505,910. Subsequent to the settlement of the creditor and claimant liabilities restructuring for Series A-1 Preferred Stock, the Company also settled other claims that resulted in a gain of $599,853, resulting in a net gain on settlement of $93,944 for the nine months ended September 30, 2006.

Included among the claims settled for Series A-1 Preferred was a claim associated with Accommodation Agreements (Note 14). Settlement of this matter resulted in a gain of approximately $3,022,000 which was offset by, among others, settlement losses associated with the Sherleigh Associates Profit Sharing Plan complaint ($1,850,000), loss on the settlement of Richard Linting's lawsuit against the Company ($1,129,000) and a loss associated with the reinstatement and subsequent settlement of the claim associated with the lawsuit brought by Marie Graul against the Company ($751,377).

During the nine months ended September 30, 2005, the Company entered into a settlement agreement with Cook Associates to settle all claims related to a lawsuit filed by Cook Associates filed against the Company. This settlement resulted in the Company recognizing a gain on settlement of $389,103.


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

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share and carries a dividend of 10% per annum with such dividend accruing on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Accrued but unpaid dividends on the Series A Preferred amount to $246,968 at September 30, 2006.

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

SERIES A-1 PREFERRED STOCK

The Series A-1 Preferred Stock has a stated value of $0.80 per share and carries a non-cumulative dividend of 5% per annum, with such dividend payable only (i) at such time as declared payable by the Board of Directors of the Company or
(ii) in the event of liquidation, as part of the liquidation preference amount ("Series A-1 Liquidation Preference Amount"). The Series A-1 Liquidation Preference Amount is equal to the sum of: (i) the stated value of any then unconverted shares of Series A-1 Preferred and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

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

Through September 30, 2006, the Company has issued 36,993,054 shares of Series A-1 Preferred Stock which converted upon the effectiveness of an amendment to the Company's Second Amended and Restated Certificate of Incorporation to affect a 1-for-30 reverse stock split, into 12,331,056 shares of the Company's newly split common stock.

PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK AND WARRANTS

In January 2006, the Company initiated a proposed $5,400,000 financing transaction (the "Series A Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series A Preferred Stock and (ii) warrants ("Investor Warrants") to purchase 13,888.9 shares of the Company's common stock. The minimum amount of the Series A Preferred Financing was $3,000,000 ("Minimum Amount") and the maximum amount was $5,400,000. Apex agreed to purchase up to $1,500,000 which would all be available to fund the Minimum Amount, provided however, in the event that the Series A Preferred Financing was over-subscribed as to the Minimum Amount, then for each $1.00 of such over subscription up to $250,000, the Apex funding commitment would be reduced on a dollar for dollar basis, down to a minimum amount of $1,250,000. Additionally, holders of the 2006 Bridge Notes were mandatorily obligated to exchange their 2006 Bridge Notes for Units in the Series A Preferred Financing upon consummation of the Series A Preferred Financing at the face value of their 2006 Bridge Notes. The issuance of Units to the holders of 2006 Bridge Notes counted toward satisfying the Minimum Amount.

The Investor Warrants have a term of 5 years and an exercise price of $3.00 per share. Each Investor Warrant entitles the holder thereof to purchase 13,888.9 shares of the Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series A Preferred. The Company was obligated to include the Conversion Shares and the Warrant Shares in the Registration Statement originally filed on July 24, 2006. The Conversion Shares and the Warrant Shares have piggyback registration rights.

In connection with the Series A Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series A Preferred Placement Agent"). Laidlaw received, in its role as Series A Preferred Placement Agent,
(i) a cash fee equal to 10% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series A Preferred issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants have a term of 5 years and an exercise price of $3.00 per share. Additionally, the Company shall pay the Series A Preferred Placement Agent a non-accountable expense allowance of $25,000.

On March 3, 2006, the investors in the Series A Preferred Financing agreed to a modification of the terms of this financing arrangement to waive the requirement for 100% completion of the creditor and claimant liabilities restructuring for release of the net proceeds of the Series A Preferred Financing in order to allow the Company to proceed with its business plan and to protect the investors in the Series A Preferred Financing. The modifications provided for the net proceeds of the Series A Preferred Financing to be deposited with an escrow agent whereby funds would be released to the Company to cover payroll, rent and other operating costs, including eligible payables not otherwise subject to the creditor and claimant liabilities restructuring, on a bi-monthly basis.

On March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount was comprised of $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company also issued to Laidlaw 198,375 common stock purchase warrants, the "Agent Warrants", as Series A Preferred Placement Agent.

On April 3, 2006, the Company consummated an additional closing of the Series A Preferred Financing with the closing of funds totaling $355,000, resulting in the issuance of 71 shares of Series A Preferred Stock and 49,306 common stock purchase warrants.

The 964 shares of Series A Preferred Stock outstanding as of April 3, 2006 are convertible, as described above, into 2,008,567 shares of the Company's newly split common stock.

In order to affect the availability of these funds to the Company prior to the completion of the creditor and claimant liabilities restructuring, the Company, on March 27, 2006, entered into a post-closing restricted cash escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds. The escrow agent held the funds and made periodic disbursements to the Company on or after the 15th of each calendar month and on or after the last day of each calendar month. The Company was required to provide a detailed schedule of the mid-month, month-end and maximum monthly disbursement amounts to substantiate its request for a release of any funds. The Company is currently unable to provide assurance that the securing of additional funding, the completion of the creditor and claimant liabilities restructuring program and the acceptance by individual creditors of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.


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

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the nine months ended September 30, 2006, the Company issued stock options to employees to purchase 139,914 shares. These options include a grant to purchase 73,371 shares at $1.65 per share, with a fair value of $96,850, to the Chief Operating Officer of the Company, Mr. Braden Waverley, upon the signing of his employment agreement with the Company. Additionally, the Company granted options to purchase 26,204 shares at $1.65 per share, with a fair value of $34,589, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, upon the signing of his employment agreement with the Company. On July 12, 2006, the Board of Directors approved the grant of 40,339 non-qualified stock options to 11 individuals. The exercise price for these options was $1.35, the closing price for the Company's common stock on the date of grant, July 12, 2006.

The fair value of the unvested portion of stock options at September 30, 2006 is $567,512 with a weighted-average remaining vesting period of 3.3 years.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2004 have been insignificant. However, the Company's operations and the nature of its business changed substantially during 2005 with the acquisition of businesses and the recruitment of a new Chief Operating Officer in 2006. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 94% of outstanding options will vest annually. Deferred compensation relating to options granted through December 31, 2005 has been adjusted to reflect this assumption. No options have been exercised to date. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

A summary of option activity for the nine months ended September 30, 2006 is as follows:

                                                                     WEIGHTED-
                                                      WEIGHTED-       AVERAGE
                                                       AVERAGE       REMAINING
                                                       EXERCISE     CONTRACTUAL
               OPTIONS                    SHARES        PRICE          TERM
---------------------------------      ------------- ------------- -------------
Outstanding at January 1, 2006              428,022     $21.09       7.2 years
Granted                                     139,914     $ 1.56
Exercised                                     --          --
Forfeited or expired                        (63,965)    $ 9.88
Outstanding at September 30, 2006           503,971     $17.09       7.8 years
Exercisable at September 30, 2006           337,853     $23.31       5.9 years


At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable, based on the September 29, 2006 closing price of the Company common stock ($2.00 per share) amounted to $68,000 and $68,000, respectively. In addition the table includes 156,670 fully vested and non-forfeitable stock options outstanding that it issued to non-employees through December 31, 2005. As of September 30, 2006, these options have a weighted average exercise price of $17.39, weighted average remaining contractual term of 6.4 years and an aggregate intrinsic value of $0. The Company did not enter into any stock based compensation arrangements with non-employees during the nine months ended September 30, 2006. Stock based compensation expense to non-employees amounted to $1,239,083 during the nine months ended September 30, 2005, including $708,750 relating to stock options and $530,333 relating to issuances of common stock for services. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18.

The weighted-average grant-date fair value of the 139,914 stock options granted during the nine months ended September 30, 2006 amounted to $1.25 per share. The Company granted 175,513 stock options with a weighted average grant-date fair value of $8.31 per share or a total fair value of $1,471,656 during the nine months ended September 30, 2005. There have also not been any exercises of stock options to date.

As of September 30, 2006, there was $567,512 of unrecognized compensation cost related to non-vested share-based compensation arrangements including $1,214,907 for the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005 and $175,368 for option granted during the nine months ended September 30, 2006 that that the Company is accounting for in accordance with SFAS 123(R). These costs are expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of options vested during the nine months ended September 30, 2006 amounted to $321,011. The Company did not modify any stock options granted to employees or non employees under share based payment arrangements. In addition, the Company did not capitalize the cost associated with stock based compensation.

NOTE 19 - DISCONTINUED OPERATIONS/ SALE OF LUCIDLINE

LucidLine, Inc. ("LucidLine") was a provider of bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services. The acquisition of LucidLine was intended to supply the expertise to establish the homeland security architecture, the risk and vulnerability assessment evaluation services and the development and operation of the homeland security data center solutions necessary to implement our former business plan to offer model homeland security architecture with state-of-the-art prevention, response and information management capabilities. The actual results were substantially different. The Company was unable to find any parties interested in its homeland security data center solutions, its risk and vulnerability assessment services and its homeland security architecture business. Additionally, LucidLine's commercial data backup and storage business was not growing sufficiently to cover the costs of operating the business.

During the period from the acquisition of LucidLine on February 25, 2005 through December 31, 2005, LucidLine generated revenue of almost $227,000, incurred a net loss of approximately $1.4 million and used net cash of over $1.4 million. For the period from January 1, 2006 to March 31, 2006, LucidLine had revenue of nearly $99,000, a net loss of approximately $105,000 and used net cash of approximately $194,000. Additionally, we recognized a loss on disposal of almost $76,000.

Because of the Company's precarious financial position, the difficulty it was experiencing in finding parties interested in pursuing the concept of homeland security compliant data centers and the general lack of government funding for municipalities and counties to address homeland security focused IT infrastructure projects, the Company decided in the first quarter of 2006 to abandon its focus on the homeland security market portion of its business plan and to streamline its business to focus on enterprise level software and service solutions designed to help customers create, manage and apply complex rule sets that support business policies, enhance work flow processes, enforce regulatory compliance, and reduce the time, cost and overhead of electronic message management.

Having made this decision, the Company's management undertook a thorough review of all areas of its business, including the revenue, pricing, supplier contracts and all other aspects of the LucidLine business unit, in an attempt to further cost-reduce the already cost-reduced business which had approximately $65,000 per month in negative cash flow. While this effort reduced the potential negative cash flow to approximately $35,000 per month through additional cost reductions, price increases and improved contract management, this negative cash flow would still result in a substantial drain on the Company's very limited cash resources. On the basis of this analysis, the Company decided to sell the business to a party who would purchase LucidLine and assume LucidLine's customer and supplier contract commitments. After approaching a number of parties, none of whom were interested in acquiring a money losing and significantly negative cash flow business, Walnut Valley, Inc. agreed to acquire the legal entity and all of its customer and supplier contract commitments for a substantial discount from the price the Company paid in February 2005. As the Company had found no other interested buyers and would have incurred a cash cost to shutdown the business far in excess of $50,000, the Company decided to sell the LucidLine business to Walnut Valley.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc., pursuant to which the Company sold all of the outstanding shares of LucidLine to Walnut Valley, Inc. in consideration for a cash payment of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in favor of the Company. The Company consummated the sale of LucidLine as a strategic business transaction designed to enhance our long-term profitability and strategic operations, and to further streamline its business focus on electronic message management.

The Company sold LucidLine to Walnut Valley, Inc. for an aggregate consideration of $50,000. In February 2005, the Company paid to LucidLine's stockholders cash in the aggregate amount of $200,000 and issued an aggregate of 146,667 shares of the Company's common stock valued at $3,740,000.

NOTE 20 - SUBSEQUENT EVENTS

PRIVATE PLACEMENT OF SERIES B PREFERRED STOCK AND WARRANTS

On August 29, 2006, the Company initiated a proposed $5,000,000 financing transaction (the "Series B Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series B Preferred Stock and (ii) warrants ("Investor Warrants") to purchase Company common stock in an amount equal to 50% of the Conversion Shares. The minimum amount of the Series B Preferred Financing is $3,000,000 ("Minimum Amount") and the maximum amount is $5,000,000. Apex has agreed to purchase up to $1,000,000 which will all be available to fund the Minimum Amount, provided however, in the event that the Series B Preferred Financing is over-subscribed as to the Minimum Amount, then for each $1.00 of such over subscription up to $2,000,000, the Apex funding commitment will be increased by $0.333 to a maximum amount of $1,666,667.

The Investor Warrants have a term of 5 years and an exercise price of the greater of i) $2.40 per share or ii) that price per share equal to the volume weighted average closing price of the Company's common stock for the 10 trading days prior to the Closing date. Each Investor Warrant entitles the holder thereof to purchase up to 50% of the Conversion Shares in Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series B Preferred. The Conversion Shares and the Warrant Shares have piggyback registration rights.

In connection with the Series B Preferred Financing, the Company retained Laidlaw & Company (UK) Ltd. as its non-exclusive placement agent ("Series B Preferred Placement Agent"). Laidlaw shall receive, in its role as Series B
Preferred Placement Agent, (i) a cash fee equal to 13% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series B Preferred issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants have a term of 5 years and an exercise price of the greater of i) $2.40 per share or ii) that price per share equal to the volume weighted average closing price of the Company's common stock for the 10 trading days prior to the Closing date. Additionally, the Company shall pay the Series B Preferred Placement Agent legal expenses not to exceed $25,000.

On October 13, 2006, the Company consummated the first closing of the Series B Preferred Financing with the closing of funds totaling $3,120,966. This amount was comprised of $1,040,322 provided by Apex and $2,080,644 from parties made available by the Series B Preferred Placement Agent. As part of this closing cash fees equal to $280,484 were paid to the Series B Preferred Placement Agent.

SERIES B PREFERRED STOCK

The Series B Preferred Stock ("Series B Preferred") has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis and payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series B Preferred and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to liquidation and dividend rights.

The Series B Preferred is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price) which shall be the lesser of i) $2.40 per share or ii) that price per share equal to the volume weighted average closing price of the Company's common stock for the 10 trading days prior to the original issuance date of such shares, based on the stated value of the Series B Preferred, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance.

The Series B Preferred is mandatorily convertible at the then applicable conversion price ("Conversion Price") into shares of the Company's common stock at the then applicable Conversion Price on the date that: (i) there shall be an effective registration statement covering the resale of the Conversion Shares,
(ii) the average closing price of the Company's common stock, for a period of 20 consecutive trading days is at least 250% of the then applicable Conversion Price, and (iii) the average daily trading volume of the Company's common stock for the same period is at least 8,334 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      PATRON SYSTEMS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2006

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

OVERVIEW

On February 25, 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") pursuant to the filings of Agreements and Plans of Merger with the Secretaries of State of the States of Delaware and Illinois, respectively. On February 28, 2005, we consummated a private placement with accredited investors in the amount of $3.5 million. On March 30, 2005, we consummated the acquisition of Entelagent Software Corp. ("Entelagent") pursuant to the filing of an Agreement and Plan of Merger with the Secretary of State of the State of California. We merged each of CSSI, Entelagent and PILEC Disbursement Company, a wholly-owned non-operating subsidiary into our company on September 19, 2006. From March 31, 2005 to December 31, 2005, we borrowed $3,300,000 from a stockholder, Apex Investment Fund V, LP. During the three months ended September 30, 2005 we raised approximately $3,600,000 in additional gross funds in five capital financing transactions, which includes converting $1,650,000 in advances from stockholders into Bridge Notes. Net proceeds from all of these transaction amounted to $3,594,000, which were used principally to fund operations and repay certain liabilities. We discuss these transactions in further detail in this report. During the nine months ended September 30, 2006, we raised $5,640,501 of gross proceeds ($5,301,450 net proceeds after the payment of certain transaction expenses) in various financing transactions. We used $5,017,206 of these proceeds to fund operations and a net of $607,152 in investing activities.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

For the three months ended September 30, 2006, our consolidated revenues amounted to $276,825 compared to $93,457 for the three months ended September 30, 2005. The increase is principally the result of growth of our business, principally with the FormStream product, since the combinations were consummated with CSSI in February 2005 and Entelagent in March 2005.

Cost of Sales for the three months ended September 30, 2006 amounted to $54,619 compared to $133,124 for the three months ended September 30, 2005. Cost of sales during the three months ended September 30, 2006 and September 30, 2005 includes $44,936 and $133,124, respectively, associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $1,315,328 for the three months ended September 30, 2006 as compared to $2,199,920 for the three months ended September 30, 2005, a reduction of $884,592. The reduction in operating expenses includes an increase of approximately $62,000 for employee stock option compensation expense, approximately $300,000 associated with the reduction in value of a put right in 2005 and an increase of approximately $3,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were offset by approximately $42,000 for reduced salaries associated with an reduction in the number of employees, an approximately $286,000 reduction in expense associated with the amortization of stock-based compensation arrangements, approximately $59,000 reduction in legal and professional fees associated with the work performed in 2005 to bring the Company's SEC filings into compliance and expenses associated with the 2005 acquisitions, a reduction of approximately $104,000 in general and administrative expense, a $135,000 reduction in expense associated with 2005 penalties under stock-based accommodation agreements and an approximately $625,000 reduction associated with gains related to settlement agreements.

Our consolidated loss from operations for the three months ended September 30, 2006 amounted to $1,156,877 compared to a loss of $12,677,722 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increased revenues discussed above.

Interest expense during the three months ended September 30, 2006 amounted to $64,564 as compared to $10,158,714 for the three months ended September 30, 2005. The reduction is principally related to the issuance, in the three months ended September 30, 2005, of the Bridge III Notes and the associated amortization of deferred financing costs and the accretion of debt discounts incurred with that financing not being incurred in the three months ended September 30, 2006. Additionally, the interest expense associated with the outstanding Acquisition Notes and the Bridge I, Bridge II and Bridge III Notes in the three months ended September 30, 2005 was reduced with the exchange of a substantial portion of these notes for Series A-1 Preferred Stock as of September 30, 2006. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the three months ended September 30, 2006 amounted to approximately $0 compared to $1,865,355 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was $0 in the three months ended September 30, 2006 compared to $750,334 in the same period in 2005. Accretion of debt discounts during the three months ended September 30, 2006 were approximately $0 compared to $1,115,021 in the same period in 2005. Interest income, was $809 and $0 in the three months ended September 30, 2006 and 2005, respectively. Interest income represents the interest earned on cash balances.

During the three months ended September 30, 2006, the Company accrued dividends on its Series A Preferred of $122,184.

For the three months ended September 30, 2006, the net loss available to common stockholders was $1,279,061 or $(0.12) per share on 10,490,543 weighted average common shares outstanding compared to a net loss available to common stockholders of $12,677,722 or $(6.18) per share on 2,049,970 weighted average common shares outstanding for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

For the nine months ended September 30, 2006, our consolidated revenues amounted to $857,570 compared to $184,300 for the nine months ended September 30, 2005. The increase is principally the result of growth of our business, principally with the FormStream product, since the combinations were consummated with CSSI in February 2005 and Entelagent in March 2005.

Cost of Sales for the nine months ended September 30, 2006 amounted to $139,560 compared to $282,858 for the nine months ended September 30, 2005. Cost of sales during the nine months ended September 30, 2006 and September 30, 2005 includes $99,980 and $280,855, respectively, associated with the amortization of developed technology that we acquired from CSSI and Entelagent.

Operating expenses amounted to $5,824,458 for the nine months ended September 30, 2006 as compared to $6,345,170 for the nine months ended September 30, 2005, a reduction of $520,712. The reduction in operating expenses includes an increase of approximately $1,086,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $308,000 of employee stock option compensation expense, approximately $173,000 for increased legal and professional fees that we incurred principally in connection with the year-end financial audit, the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program and the implementation of the Series A Preferred Stock private placement, approximately $23,000 for amortization of acquired intangible assets, approximately $251,000 in charges associated with the settlement of outstanding litigation, liabilities and claims under the creditor and claimant liabilities restructuring, approximately $300,000 associated with the reduction in value of a put right in 2005 and approximately $8,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were partially offset by an approximately $1,239,000 reduction in expense associated with the amortization of stock-based compensation arrangements, a reduction of approximately $240,000 in general and administrative expense, an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement and approximately $824,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the nine months ended September 30, 2006 amounted to $5,106,448 compared to a loss of $6,443,728 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increase in revenues discussed above.

Interest expense during the nine months ended September 30, 2006 amounted to $1,768,499 as compared to $12,355,249 for the nine months ended September 30, 2005. The reduction is due to the issuance of Series A Preferred stock and its associated amortization of deferred financing costs and the accretion of debt discounts and the intrinsic value of the conversion option for bridge note holders being lower in total during the nine months ended September 30, 2006 than the amortization of deferred financing costs and the accretion of debt discounts incurred during the nine months ended September 30, 2005. Offsetting this reduction was the increase in interest expense due to the increased level of total debt financing during the nine months ended September 30, 2006 than during the same period in 2005. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the nine months ended September 30, 2006 amounted to approximately $303,038 compared to $3,678,606 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $550,000 for the nine months ended September 30, 2006 compared to $0 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the nine months ended September 30, 2006 compared to $1,751,232 in the same period in 2005. Accretion of debt discounts during the nine months ended September 30, 2006 were approximately $20,909 compared to $1,927,374 in the same period in 2005. Interest income, was $2,770 and $19,250 in the nine months ended September 30, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005 and interest on cash balances in the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company accrued dividends on its Series A Preferred of $246,968.

For the nine months ended September 30, 2006, the net loss available to common stockholders was $7,300,152 or $(1.48) per share on 4,945,846 weighted average common shares outstanding compared to a net loss available to common stockholders of $19,910,022 or $(10.43) per share on 1,909,483 weighted average common shares outstanding for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $7,053,184 for the nine months ended September 30, 2006, which includes $1,436,574 of non-cash charges including non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($8,560), fair value of a conversion option in connection with bridge note holders ($550,000), accretion related to warrants issued in conjunction with notes payable ($20,909), amortization of deferred financing costs ($282,129), amortization of deferred compensation ($7,500), loss on disposal of discontinued operation ($75,920), gain on settlements of outstanding debt ($93,943), non-cash increase in interest payable to a former stockholder ($48,400), depreciation and amortization ($237,845), and a charge for stock option based compensation ($307,629). We also used $511,691 of our restricted cash escrowed to settle liabilities assumed. Including the amounts above, we used net cash flows in our operating activities of $5,017,206 during the nine months ended September 30, 2006. Our working capital deficiency at September 30, 2006 amounts to $5,215,607 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. Our legal counsel representing us in such matters has indicated that while the SEC Investigation is ongoing and we have not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from us and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against us, our officers or directors. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses described in
Note 5 is critical to the realization of its business plan. The Company raised $5,460,501 of gross proceeds ($5,301,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2006. The Company used $5,017,206 of these proceeds to fund its operations and a net of $607,152 in investing activities, principally for the purchase and development of software technology. Additionally, the Company made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. The Company received $50,000 in proceeds from the disposition of discontinued operations and received $180,000 in proceeds in connection with a financing settlement.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2006, our cash balance was $60,156 and we had a working capital deficit of $5,215,607. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We have restructured approximately 93% of our previously outstanding claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants had with us pursuant to our creditor and claimant liabilities restructuring described in Note 16. We are currently unable to provide assurance that the acceptance of the claims settlement will actually improve our ability to fund the further development of our business plan or improve our operations. Our failure to fund the further development of our business plan and operations would materially adversely affect our ability to continue as a going concern.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $91,7 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

In addition, we may not be able to achieve or maintain profitability, and, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

THE AUTOMATIC CONVERSION OF OUR SERIES A-1 PREFERRED STOCK HAS RESULTED IN SIGNIFICANT DILUTION TO OUR EXISTING STOCKHOLDERS AND A CHANGE IN CONTROL OF OUR COMPANY, AND COULD ALSO RESULT IN ADDITIONAL VOLATILITY IN THE PRICE OF OUR COMMON STOCK.

The automatic conversion of our Series A-1 Preferred Stock on July 31, 2006 resulted in significant dilution to our existing stockholders and resulted in our former creditors and claimants owning approximately 85.3% of our outstanding shares of common stock. These creditors and claimants, to the extent they act in concert, would be able to determine all actions brought before our stockholders.

Upon the registration of the shares of common stock issued upon the conversion of our Series A-1 Preferred Stock, there will be a substantial amount of shares eligible for sale in the public market. If former holders of our Series A-1 Preferred Stock decide to sell their shares of registered stock, such sales could result in significant volatility in the market price of our common stock and would likely cause the market price of our common stock to decline.

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

WE ARE CURRENTLY SUBJECT TO AN SEC INVESTIGATION WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions and certain of the actions of our former officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 4,375,000 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on the OTC Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. Our legal counsel representing us in such matters has indicated that while the SEC Investigation is ongoing and we have not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from us and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against us or our former officers and directors. There can be no assurance that the SEC will accept the Staff's recommendation not to bring an enforcement action against us or that the Staff will not elect at some future time to seek additional information from us with respect to these matters.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of October 13, 2006, there were 14,462,260 shares of common stock outstanding, of which 5,527,432 shares were held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 under the Securities Act.

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


ITEM 3. CONTROLS AND PROCEDURES

Members of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the fiscal quarter ended September 30, 2006, the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006 our disclosure controls and procedures were not effective.

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

During the third quarter of 2005, under the direction of our Chief Executive Officer, we addressed personnel changes necessary to review and analyze our internal control over financial reporting by engaging the services of an outside financial reporting specialist to conduct the review and analysis. During the fourth quarter of 2005, this outside financial reporting specialist, together with our Chief Executive Officer and our other full time personnel, undertook the process of forming a system of internal controls which was reasonably likely to materially affect and remedy the material weaknesses identified by our management. During the fourth quarter of 2005, we hired additional personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. These improvements have enabled us to resolve all previous delinquencies relating to the filing of our annual and quarterly reports with the SEC. We also resolved the delinquent filing of our Forms 8-K/A from the acquisitions of CSSI, Entelagent and LucidLine in December 2005. We have timely filed our quarterly and annual reports for each period from and including the quarter ended June 30, 2005. We also assigned a key member of the accounting department with the task of filing previously delinquent tax returns and are undertaking a structure to ensure that our tax returns in the future are filed on a timely basis. We have completed filing all delinquent tax returns through the year ended December 31, 2004 and have filed on time our tax returns for the year ended December 31, 2005.

Although the improvements we have made in our financial reporting processes have enabled us to (a) record, process and summarize transactions within the timeframes required to timely file our reports under the Commission's rules, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. On September 11, 2006, the Company entered into a settlement and release agreement with Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP which calls for the payment of $32,500 in 13 installments of $2,500.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been sold by us during the period from July 1, 2006 to September 30, 2006:

                  TITLE AND AMOUNT OF SECURITIES        NAME OF          NAME OR CLASS OF
                    GRANTED/EXERCISE PRICE IF          PRINCIPAL       PERSONS WHO RECEIVED      CONSIDERATION
DATE OF GRANT               APPLICABLE                UNDERWRITER           SECURITIES             RECEIVED
-------------     ------------------------------      -----------      --------------------      -------------
  July 2006        602,039/Series A-1 Preferred          None         3 Accredited Creditors      $481,631 in
                               Stock                                   and Claimants in the        cancelled
                                                                          Company's Debt            debt(1)
                                                                          Restructuring


The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as such securities were issued to accredited investors and were not issued pursuant to any general solicitation or advertisement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2006 Annual Meeting of Stockholders (the "Annual Meeting") was held on July 20, 2006. Represented at the Annual Meeting, either in person or by proxy, were 1,378,448 voting shares of common stock, 21,709,603 voting shares of Series A-1 Preferred Stock and 638 voting shares of Series A Preferred Stock. The total number of common stock voting shares on an as converted basis represented at the meeting was 9,943,107 shares. The following actions were taken by a vote of the Company's stockholders at the Annual Meeting:

- 1. Mr. George Middlemas, Mr. Robert Cross and Mr. Braden Waverley were elected to serve as members of the Company's Board of Directors receiving 9,925,614; 9,925,285; and 9,925,614 votes in favor of election, respectively, and 17,492; 17,822; and 17,492 votes withheld, respectively.

- 2. The proposal to adopt the Patron Systems, Inc. 2006 Stock Incentive Plan was approved by stockholders. This proposal received 8,730,813 votes in favor of the adoption of the proposal; 395,467 votes against the proposal and 47,268 votes abstaining.

- 3. The proposal to amend the Company's Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of the Company's issued and outstanding Common Stock was approved by each class of securities and by all classes of securities taken as a group.

--------
(1) On July 18, 2006, we issued 602,039 shares of Series A-1 Preferred Stock to three parties in consideration for $481,631 of debt cancellation and claims settlement under the Creditor and Claimant Liabilities Restructuring. Each share of Series A-1 Preferred Stock was issued in consideration of the cancellation of $0.80 of debt.

         Holders of common stock voted 1,354,263 votes in favor of the proposal, 20,729 votes against the proposal and 3,456 votes abstaining. Holders of Series A-1 Preferred Stock voted 21,630,503 votes in favor of the proposal and 29,453 votes against the proposal. Holders of Series A Preferred Stock voted 632 votes in favor of the proposal and 6 votes against the proposal. All classes of securities taken as a group voting on an as converted basis voted a total of 9,880,055 votes in favor of the proposal; 43,047 votes against the proposal and 3,456 votes abstained.

- 4. The proposal to authorize the holder of any proxy solicited by the Company's Board of Directors to have the discretionary authority to vote to adjourn the Annual Meeting to a later date was approved by stockholders. This proposal received 9,604,156 votes in favor of the proposal; 159,379.votes against the proposal; and 163,044 votes abstained.


ITEM 6.  EXHIBITS

See attached Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2006                PATRON SYSTEMS, INC.
                                       --------------------
                                       (Registrant)


                                              /s/ Robert Cross
                                       -----------------------------------------
                                       By:    Robert Cross
                                       Its:   Chief Executive Officer


                                              /s/ Martin T. Johnson
                                       -----------------------------------------
                                       By:    Martin T. Johnson
                                       Its:   Chief Financial Officer

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