Form 10KSB
period 2006-12-31
PATRON SYSTEMS INC
filed 2007-04-10
CIK 1075043

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                     74-3055158
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    5775 FLATIRON PARKWAY, SUITE 230
             BOULDER, CO                                         80301
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

The issuer's revenues for the fiscal year ended December 31, 2006 were $1,188,045.

At March 28, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,366,706.

At March 28, 2007, the issuer had 14,512,260 shares of Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One)  Yes |_|  No |X|

================================================================================

                              PATRON SYSTEMS, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                                    PAGE
                                                                                          ----
Item 1.  Description of Business .......................................................    3
Item 2.  Description of Property .......................................................    8
Item 3.  Legal Proceedings .............................................................    8
Item 4.  Submission of Matters to a Vote of Security Holders ...........................    9

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities ............................    9
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations ................................................................   11
Item 7.  Financial Statements ..........................................................   23
         Report of Independent, Registered, Certified Public Accounting Firm ...........   24

         AUDITED FINANCIAL STATEMENTS

             Balance Sheet as of December 31, 2006 .....................................   25

             Statements of Operations for the years ended December 31, 2006
             and 2005 ..................................................................   26

             Statements of Stockholders' Deficiency for the years ended
             December 31, 2006 and 2005 ................................................   27

             Statements of Cash Flows for the years ended December 31, 2006
             and 2005 ..................................................................   28

         Notes to Financial Statements .................................................   29

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ................................................................   68
Item 8A. Controls and Procedures .......................................................   68
Item 8B. Other Information .............................................................   70

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
             Section 16(a) of the Exchange Act .........................................   70
Item 10. Executive Compensation ........................................................   72
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters .......................................................   75
Item 12. Certain Relationships and Related Transactions ................................   79
Item 13. Exhibits ......................................................................   80
Item 14. Principal Accountant Fees and Services ........................................   80

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

In April of 2004, we failed to meet the reporting requirements under the Exchange Act. As a result, our stock was no longer eligible for quotation on NASDAQ's Over-the-Counter Bulletin Board quotation system. During 2005, we completed the filing of a Form 10-KSB covering the period from April 30, 2002 (inception) to December 31, 2004, completed the filing of Forms 10-QSB for the periods ending March 31, 2005, June 30, 2005 and September 30, 2005 and filed a Form 8-K covering each of the acquisitions completed on February 25, 2005 and March 30, 2005. During 2006, we have filed in a timely manner the Form 10-KSB for the year ended December 31, 2005 as well as the Forms 10-QSB for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006. We have filed in a timely manner, all SEC filings beginning with the filing of the Form 10-QSB for the period ending June 30, 2005. Since November 14, 2005 our stock has been quoted on NASDAQ's Over-the-Counter Bulletin Board quotation system.

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

On January 12, 2006, we issued a Stock Subscription Agreement & Mutual Release to each of our creditors and claimants pursuant to which we would sell to such creditors and/or claimants shares of Series A-1 Preferred Stock in exchange for a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that such creditors and/or claimants may have with or against us. Creditors and/or claimants that have accepted our offer have been issued and aggregate of 36,993,054 shares of Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock automatically converted into 12,331,056 shares of Common Stock on July 31, 2006, upon the filing of an amendment to our certificate of incorporation, as amended, effecting a 1-for-30 reverse stock split. There are currently no shares of Series A-1 Preferred Stock outstanding.

Between March 27, 2006 and April 3, 2006, pursuant to the consummation of the Series A Preferred Stock financing for aggregate proceeds of $4,820,501, we issued to the purchasers of Series A Preferred Stock an aggregate of 964 shares of Series A Preferred Stock and warrants to purchase an aggregate of 20,085,446 shares of Common Stock. The 964 shares of Series A Preferred Stock are, subject to certain conditions, convertible at the option of the holders thereof, into 12,051,254 shares of Common Stock.

On April 18, 2006, we entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which we sold all of the outstanding shares of LucidLine to Walnut Valley for aggregate consideration of $50,000, including a cash payment of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in our favor. The president of Walnut Valley, Inc. Rafiq Kiswani, was the former president of LucidLine prior to our acquisition of LucidLine in February 2005. In February 2005, we paid to LucidLine's stockholders cash in the aggregate amount of $200,000 and issued an aggregate of 146,667 shares of our common stock valued at $3,740,000.

On July 21, 2006, the Board of Directors authorized the completion of the Creditor and Claimant Liabilities Restructuring program. Under this program, debts, claims and liabilities totaling $24,467,871 were settled for 36,993,054 shares of Series A-1 Preferred Stock.

On July 31, 2006, the Company effectuated a 1-for-30 reverse stock split of its common stock following the effectiveness of the amendment to its Second Amended and Restated Certificate of Incorporation which was approved by stockholders at the 2006 Annual Meeting of Stockholders on July 20, 2006.

Effective September 19, 2006, we merged our wholly-owned subsidiaries Entelagent, CSSI and PILEC Disbursement Company (a non-operating subsidiary) ("PILEC") into our company through the filing with the Secretary of State of the States of Delaware and California, a Certificate of Ownership and Merger merging Entelagent Software Corp., (a California corporation), Complete Security Solutions, Inc., (a Delaware corporation) and PILEC Disbursement Company, (a Delaware corporation) into Patron Systems, Inc., (a Delaware corporation).

Beginning on October 13, 2006 with the first closing of the Series B Preferred Stock Financing and completed on November 16, 2006 with the second closing of the Series B Preferred Stock Financing for total aggregate proceeds of $3,952,716, we issued to the purchasers of units in that financing an aggregate of 790.54 shares of Series B Preferred Stock and warrants to purchase up to 2,410,222 shares of Common Stock. The 790.54 shares of Series B Preferred Stock are, subject to certain conditions, convertible at the option of the holders thereof, into 4,820,417 shares of Common Stock.

In November 2006, we made a definitive decision to exit and pursue a plan to sell our PolicyBridge software product business, which was acquired in the Entelagent Software Corp. acquisition, in March 2005. Accordingly we present the results of operations of the business as discontinued operations and the remaining assets as assets held for sale in our consolidated financial statements. As of December 31, 2006, our activities in this business are strictly limited to fulfilling our remaining service obligations under the existing maintenance and support agreements, the liability for which is included in liabilities of discontinued operations in our consolidated financial statements. We are actively involved in the process of trying to identify a prospective buyer of the PolicyBridge business; however, there are no commitments to date. We cannot provide any assurance that we will be successful in our efforts to identify a buyer of PolicyBridge.

PATRON'S BUSINESS PLAN

Patron Systems, Inc. provides application software and services focused on business process management (BPM) in the public sector. Patron's current application software offering, FormStream, is an open standards information sharing tool that addresses the need for law enforcement and public safety agencies to share information between local, state and federal law enforcement and homeland security agencies. FormStream is a mobile electronic forms (e-forms) application which provides a highly scalable, open standard, network independent method for the distribution and synchronization of e-forms to mobile devices. The implementation of FormStream allows its user agencies to update and modernize their processes to utilize the sophisticated form and user based rules and process routing capabilities of FormStream to increase officer and supervisor productivity, increase officer availability in the field, reduce back office workloads involved with entry of data and review of data entered, provide real-time information sharing of field generated reports and other field generated information to officers and users within the agency(s) served by a particular FormStream installation and provide the ability for an agency to meet the federally mandated requirements to provided police reports and other information to the state and federal governments in standard formats for information sharing purposes. FormStream addresses mobile e-form creation, capture and sharing over wireless networks and manages data in industry standard formats (forms: .pdf, XDP and XML; law enforcement: Global Justice XML data model (GJXDM) and National Information Exchange Model (NIEM)).

By improving the information flow and the processes within law enforcement and public safety agencies, FormStream allows these agencies to much more cost effectively serve their constituents and provide improved local law enforcement as well as enhanced local, regional and national homeland security.

FORMSTREAM

FormStream provides a complete solution for the collection, distribution, management, and analysis of form-based public safety, government and corporate information. Based on the latest e-forms technology and utilizing industry standard formats (forms: .pdf, XDP and XML; law enforcement: Global Justice XML data model (GJXDM) and the National Information Exchange Model (NIEM)), a powerful routing capability, and an open-standards approach, our mobile e-forms creation, capture, sharing and analysis tools allow an organization to easily create forms that replicate their present ones, routes these e-forms to the appropriate people and allow secure transmission, storage and analysis of that information. FormStream gives law enforcement, EMS, fire and other organizations real-time access to mobile field created data for use inside a department or in a multi-jurisdictional information sharing system.

FormStream provides a complete e-forms solution that enables easy filing of incident reports and other mobile field created reports and e-forms from vehicles using mobile data terminals and other mobile devices (smart phones, PDA phones and tablet, micro-notebook and sub-notebook computers) with wireless network connectivity. Should a wireless connection be unavailable, the mobile devices can still operate and reports can be created. FormStream will automatically attempt a wireless connection until synchronization between the mobile device and the FormStream server is successfully completed. FormStream offers a comprehensive secure transmission and storage solution for mobile e-forms. This capability, developed to comply with the very rigorous "chain of custody" and evidence rules that apply to police reports and other law enforcement documents and evidence, provides FormStream users with a secure, tamper-proof means for controlling, transmitting and storing e-forms and form data. FormStream provides a secure "electronic case file" solution as well as a high-availability and redundant solution for the storage and back up of public safety data.

FormStream's wireless data transport application has been field tested in a wide range of WiFi and cellular data network environments. The FormStream data transport and synchronization software has been designed to operate in mobile environments where there is highly variable geographic signal coverage and highly variable signal quality and connection quality. This data transport and synchronization software is designed to operate with low system overhead and completely accurate form and form data transmission all while not clogging and constricting the mobile data network.

FormStream provides secure electronic form creation, movement, and management. FormStream makes fillable electronic forms creation easy. Forms may be completed through manual entry of data on the mobile device or through automatic population of data using one of FormStream's many data integration modules (e.g., reading barcode data on a driver's license). Once created, these electronic forms can be published to internal or external users. Once the electronic form is completed, the user organization can automatically capture form data and extract it into existing databases and legacy systems. FormStream provides powerful functionality to further streamline processes, such as attaching payments and routing forms.

FormStream encrypts forms upon their creation by the officer, encrypts all forms (both in-process and submitted) in the officers field computer, provides each submitted form with DigiSeal(TM), a tamper resistant seal and indicator, maintains an audit-trail for each form and as well as an encrypted copy of each form submitted by each user interaction with that form. Additionally the wireless transmission of the form is in an encrypted format. The encryption, security and audit trail functions provide both the public safety agency management and prosecutors with assurance of the security and non-repudiation of the forms which can be used as non-refutable legal documents in court proceedings.

Each electronic form that is used has a defined set of business rules including approvals, routings and other form processing standards. Using these business rules, FormStream provides the ability, for instance, for a form submitted by a police officer in the field to be sent via the FormStream wireless synchronization to the submitting officers supervisor, who may also be assigned to a police car, for approval. This ability to provide full mobile device to mobile device communication of forms and form data is a significant feature of FormStream.

For law enforcement, FormStream integrates with a wide range of computer-aided dispatch, records management systems and message switches that have been utilized in a number of large city and metropolitan area law enforcement applications.

The implementation of FormStream allows its user agencies to update and modernize their processes to utilize the sophisticated form and user based business rules and process routings to increase officer and supervisor productivity, increase officer availability in the field, reduce back office workloads involved with entry of data and review of data entered, provide real-time information sharing of field generated reports and other field generated information to officers and users within the agency(s) served by a particular FormStream installation and provide the ability for an agency to meet the federally mandated requirements to provided police reports and other information to the state and federal governments in standard formats for information sharing purposes.

For commercial users and applications, FormStream utilizes an open-standards approach using industry standard .pdf, XDP and XML forms and form data which can be readily integrated into existing third-party applications.

COMPETITION

The number of competitors for our FormStream software application has risen in the past few years and we expect the intensity of competition in the market segments we intend to serve to continue to increase in the future as existing competitors enhance and expand their product offerings and as new participants enter these market segments. Many of our potential competitors have longer operating histories, greater name recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources. In addition, some of our potential competitors currently combine their products with their own and other companies' records
management   systems  or  other  law  enforcement   products.   These  potential
competitors also often combine their sales and marketing efforts. Such activities may result in reduced prices, lower gross and operating margins and longer sales cycles for the FormStream product. If any of our larger potential competitors were to commit greater technical, sales, marketing and other resources to the markets we intend to serve, or reduce prices for their products over a sustained period of time, our ability to successfully sell the products we intend to offer or increase revenue could be adversely affected.

PATRON'S TARGET ALLIANCE PARTNERSHIPS

In conjunction with our efforts to grow the business and access new markets, management will pursue alliances with companies possessing complimentary technologies and strong relationships in target vertical markets. In all cases, one of the key objectives of these relationships is to reduce customer acquisition costs. Examples of potential relationships include the following:

SYSTEM INTEGRATION COMPANIES: Patron's FormStream technology can be integrated into broader solutions for public safety, government and commercial markets. Organizations that integrate multiple technologies may possess unique market access and domain knowledge about these markets, increasing Patron's opportunities where such alliances are formed. Patron has established relationships with several systems integration companies including Advanced Technology Systems, Inc., Datamaxx Group and TriTech Software Systems.

INDEPENDENT SOFTWARE VENDORS: There are a number of software companies providing solutions that compliment the FormStream application solution. Provided the technologies are more complimentary than competing, there is an opportunity to partner with third party software companies to provide a more complete solution to potential customers. Such alliances with other software vendors could take the form of an OEM relationship, a joint-marketing initiative, or a hosted delivery model.

CONSULTING COMPANIES: There are a number of consulting organizations specializing in practice areas important to Patron's solutions. These include large government contractors as well as smaller firms focused on public safety/first-responder practice areas. Organizations delivering consulting services in these areas market themselves as subject matter experts, recommending both services and technology solutions that reduce the risk and improve the productivity of their clients. Management believes that FormStream can be presented as a differentiated solution where partners in the consulting business deem appropriate. The result could be an effective selling model, where Patron solutions are introduced by relevant, subject matter experts.

SALES, MARKETING AND TECHNICAL SUPPORT

We market and sell our products and services through our direct sales force and other resellers. Our sales force and our sales engineers and technical support personnel provide ongoing interaction with current and future customers which allows us to provide a high level of service and support and to strengthen customer relationships. We utilize a variety of marketing strategies and programs to support our product and service offerings. These include the enhancement of our web-site, the development of whitepaper reports on client success stories and critical issues related to the market focus for our products, web-based seminars and webcasts, participation in major trade shows and conferences, e-mail-based marketing campaigns, telemarketing programs and industry and technology analyst briefings.

RESEARCH AND DEVELOPMENT

Our engineering, maintenance and support efforts are focused on the maintenance, enhancement and extension of our current FormStream product. Due to our limited capital resources, we have not had the resources to address more extensive research and development initiatives. We will continue to review marketplace opportunities to acquire carefully selected companies that have developed (or are developing) potentially high profit products in the area of messaging management. We have incurred no research and development costs during the years ended December 31, 2005 and 2006.

CUSTOMERS

During the year ended December 31, 2006, our top four customers accounted for 25%, 18%, 18%, and 13% of net revenues.

EMPLOYEES

As of December 31, 2006, we employed a total of 25 full-time, principally salaried, employees. Our employees are not covered by a collective bargaining agreement. We believe we have a satisfactory relationship with our employees.

GEOGRAPHIC AREAS

We operate our business and sell our products and services to government agencies and businesses in the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2006, we leased 4,876 square feet of office space in Boulder, Colorado. We believe that the facility utilized by us is well maintained, in good operating condition and adequate to meet our current and foreseeable needs. We do not have any and do not intend to make any, investments in real estate, real estate mortgages or persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Effective January 1, 2006, the Company and Mr. Patrick Allin, former Company Chief Executive Officer, and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims, including claims related to the settlement agreement entered into in 2005 which settled certain employment and indemnification related claims brought against the Company in 2004, under the creditor and claimant liabilities restructuring (Note 17). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. On April 24, 2006, the Company and Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring (Note 17).

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

On May 4, 2006, we became aware that Lok Technologies, Inc. had filed a complaint on or about March 30, 2006 against us, Entelagent Software Corp. and unnamed defendants in the Superior Court of California, County of Santa Clara alleging breach of contract, breach of duty of good faith and fair dealing and unjust enrichment related to a license agreement and certain promissory notes, and seeking damages, interest, disgorgement of any unjust enrichment, attorneys' fees and cost in an amount to be provided. Prior to receipt of this notice of litigation, we had recorded a note payable of approximately $320,000 plus accrued interest of $159,432. We believe that we have defenses to these claims. We cannot provide any assurance that the ultimate settlement of this claim will not have a material adverse affect on our financial condition.

The Company was previously subject to an investigation by the SEC. On February 1, 2007, the Securities and Exchange Commission issued a letter to the Company indicating that the SEC's investigation of the Company has been terminated and that no enforcement action has been recommended to the Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote by security holders during the three months ended December 31, 2006.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "PTRN.OB." From May 21, 2004 until November 14, 2005, our common stock was quoted on the Pink Sheets (the "Pink Sheets") and prior to May 21, 2004 we traded on the OTCBB. The information has been adjusted to reflect a 1-for-30 reverse stock split of our common stock which took effect on July 31, 2006.

The following table lists the high and low per share closing sales prices for the common stock as reported by the OTCBB or Pink Sheets, as applicable, for the periods indicated:

2005:                                               HIGH                LOW
------------------------------------------        ---------          ---------
First Quarter ............................        $   34.80          $   19.50
Second Quarter ...........................            24.90              15.00
Third Quarter ............................            20.40               4.20
Fourth Quarter ...........................             4.20               1.50

2006:
------------------------------------------
First Quarter ............................        $    2.70          $    1.50
Second Quarter ...........................        $    2.31          $    0.93
Third Quarter ............................        $    3.25          $    0.96
Fourth Quarter ...........................        $    2.00          $    0.35

These quotations reflect inter-dealer prices, without retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

As of March 28, 2007 there were approximately 150 holders of record of our common stock. However, we believe that the number of beneficial owners is in excess of 500, because a large portion of the common stock is held of record through brokerage firms in "street name."

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

RECENT SALES OF UNREGISTERED SECURITIES

The following unregistered securities have been authorized to be issued by us during the three months ended December 31, 2006:

                  TITLE AND AMOUNT OF SECURITIES        NAME OF         NAME OR CLASS OF
                    GRANTED/EXERCISE PRICE IF          PRINCIPAL      PERSONS WHO RECEIVED     CONSIDERATION
DATE OF GRANT               APPLICABLE                UNDERWRITER          SECURITIES            RECEIVED
-------------     -------------------------------     -----------    -----------------------   -------------
October 2006      616.54/Series B Preferred Stock        None        45 Accredited Investors   $3,082,716(1)
                                                                      in Series B Preferred
                                                                         Stock Financing

October 2006            50,000/Common Stock              None             Richard Rozzi        $     0.00(2)

November 2006      174/Series B Preferred Stock          None        19 Accredited Investors   $  870,000(3)
                                                                      in Series B Preferred
                                                                         Stock Financing

  October /       1,879,725/Common stock Purchase        None        45 Accredited Investors   $     0.00(4)
November 2006                Warrants                                  purchasing Series B
                                                                         Preferred Stock

  October /        563,915/Common Stock Purchase         None         Laidlaw & Company (UK)   $     0.00(5)
November 2006                Warrants                                          Ltd.

November 2006      530,497/Common Stock Purchase         None        19 Accredited Investors   $     0.00(6)
                             Warrants                                  purchasing Series B
                                                                         Preferred Stock

November 2006      159,147/Common Stock Purchase         None         Laidlaw & Company (UK)   $     0.00(7)
                             Warrants                                          Ltd.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act in a transaction not involving any public offering.


----------
(1) On October 13, 2006, we issued 616.54 shares of Series B Preferred Stock in consideration for $3,082,716.

(2) On October 27, 2006, Mr. Rozzi entered into an extension of his existing consulting agreement with the Company to provided financial public relations, financial communications and investor relations consulting services. In compensation for these services, the Company agreed to issue the above noted shares.

(3) On November 16, 2006, the Company issued 174 shares of Series B Preferred Stock in consideration for $870,000.

(4) On October 13, 2006, we issued warrants to purchase up to 855,801 shares of our common stock to 45 accredited investors in conjunction with the investment by these 45 accredited investors in our Series B Preferred Stock private placement at an exercise price of $2.40 per share. On November 16, 2006 in conjunction with the second closing of the Series B Preferred Stock private placement at an $0.82 per share conversion price and an associated warrant exercise price of $1.03 per share, we agreed to adjust the conversion price of the Series B Preferred Stock issued in the first closing to the $0.82 per share value associated with the second closing and to adjust the warrant exercise price for the warrants issued in conjunction with the first closing to $1.03 per share. An additional 1,023,924 warrants were issued in conjunction with this change. The warrants have a term of 5 years and an exercise price of $1.03 per share. The warrants had an aggregate value of $1,290,596.

(5) On October 13, 2006, we issued warrants to purchase up to 256,734 shares of our common stock to Laidlaw & Company (UK) Ltd. in connection with services rendered to us as placement agent for the first closing of the Series B Preferred Stock private placement at an exercise price of $2.40 per share. On November 16, 2006 in conjunction with the second closing of the Series B Preferred Stock private placement at an $0.82 per share conversion price and an associated warrant exercise price of $1.03 per share, we agreed to adjust the conversion price of the Series B Preferred Stock issued in the first closing to the $0.82 per share value associated with the second closing and to adjust the warrant exercise price for the warrants issued in conjunction with the first closing to $1.03 per share. An additional 307,181 warrants were issued to Laidlaw & Company (UK) Ltd. as placement agent for the first closing of the Series B Preferred Stock private placement in conjunction with this change. The warrants have a term of 5 years and an exercise price of $1.03 per share. The warrants had an aggregate value of $387,177.

(6) On November 16, 2006, we issued warrants to purchase up to 530,497 shares of our common stock to 19 accredited investors in conjunction with the investment by these 19 accredited investors in our Series B Preferred Stock private placement. The warrants have a term of 5 years and an exercise price of $1.03 per share. The warrants had an aggregate value of $458,414.

(7) On November 16, 2006, we issued warrants to purchase up to 159,147 shares of our common stock to Laidlaw & Company (UK) Ltd. in connection with services rendered to us as placement agent for the Series B Preferred Stock private placement. The warrants have a term of 5 years and an exercise price of $1.03 per share. The warrants had an aggregate value of $136,866.

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

Patron Systems, Inc. provides application software and services focused on business process management (BPM) in the public sector. Our current application software offering, FormStream, is an open standards information sharing tool that addresses the need for law enforcement and public safety agencies to share information between local, state and federal law enforcement and homeland security agencies. FormStream is a mobile electronic forms (e-forms) application which provides a highly scalable, open standard, network independent method for the distribution and synchronization of e-forms to mobile devices. The implementation of FormStream allows its user agencies to update and modernize their business processes to utilize the sophisticated form and user based business rules and process routing capabilities of FormStream to increase officer and supervisor productivity, increase officer availability in the field, reduce back-office workloads involved with entry of data and review of data entered, provide real-time information sharing of field generated reports and other field generated information to officers and users within the agency(s) served by a particular FormStream installation and provide the ability for an agency to meet the federally mandated requirements to provided police reports and other information to the state and federal governments in standard formats for information sharing purposes. FormStream addresses mobile e-form creation, capture and sharing over wireless networks and manages data in industry standard formats (forms: .pdf, XDP and XML; law enforcement: Global Justice XML data model (GJXDM) and National Information Exchange Model (NIEM)).

By improving the information flow and the business processes within law enforcement and public safety agencies, FormStream allows these agencies to much more cost effectively serve their constituents and provide improved local law enforcement as well as enhanced local, regional and national homeland security.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, recoverability of long-lived assets, income taxes, equity transactions (compensatory and financing) and contingencies. We have also adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under

Securities and Exchange Commission Staff Accounting Bulletin No. 104 and estimate values of delivered and undelivered elements.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products, regulatory environment, and in certain cases, the results of outside appraisals. We constantly re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our sconsolidated financial statements are as follows:

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

We derive our revenues from the following sources: (1) sales of computer software, which includes new software licenses and software updates and product support revenues and (2) professional consulting services.

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

We also accrue unbilled revenue under software licenses and services delivered under contractual arrangements which provide for billings to be made at intervals that may differ from the periods of delivery or performance.

We generate revenues through sales of software licenses and annual support subscription agreements, which include access to technical support and software updates (if and when available). Software license revenues are generated from licensing the rights to use products directly to end-users and through third party service providers.

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

Revenue from post-contract customer support arrangements or undelivered elements are deferred and recognized at the time of delivery or over the period in which the services are performed based on vendor specific objective evidence of fair value for such undelivered elements. Vendor specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by an authorized level of management, if it is probable that the price, once established, will not change before market introduction. We use the residual method prescribed in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transaction" to allocate revenues to delivered elements once it has established vendor-specific objective evidence of fair value for such undelivered elements.

Professional consulting services are billed based on the number of hours of consultant services provided and the hourly billing rates. We recognize revenue under these arrangements as the service is performed.

We adjust our accounts receivable balances that we deem to be uncollectible. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis to determine the allowance based on an analysis of its past due accounts. All past due balances that are over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. An allowance for doubtful accounts is not provided because in our opinion, all accounts recorded are deemed to be collectible.

INCOME TAXES

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require us to make changes in our valuation allowance.

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the year ended December, 31, 2005 we recorded $22,440,212 of goodwill in connection with the acquisitions of LucidLine, CSSI and Entelagent. In accordance with SFAS 142, we conducted our annual impairment review of goodwill for the year ended December 31, 2006, which resulted in a goodwill impairment charge of $210,716.

This 2006 charge, which principally represents goodwill remaining from the PolicyBridge business we acquired from Entelagent is classified in discontinued operations as a result of our decision to exit that business. The remaining amount of goodwill, which amounts to $9,300,000 at December 31, 2006, relates to our acquisition of CSSI in February 2005 from which we acquired the FormStream software technology, our sole line of business. We engaged an outside specialist to assist us with performing our annual goodwill impairment tests. These tests were made using a discounted cash flow model to value the business. This approach requires us to forecast our expectation of revenues and cash flows in future periods and to work with an independent specialist on developing assumptions relating to the risk that such cash flows may or may not materialize in future periods.

SHARE BASED PAYMENTS AND OTHER EQUITY TRANSACTIONS

Prior to January 1, 2006, we accounted for employee stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." We applied the proforma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, we adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. We adopted the modified prospective method with respect to accounting for our transition to SFAS 123(R) and measured unrecognized compensation cost. Under this method of accounting, we are required to estimate the fair value of share based payments that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

We are also required to apply complex accounting principles with respect to accounting for financing transactions that we have consummated in order to sustain our business. These transactions, which generally consist of convertible debt and equity instruments, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

Formulating estimates in any of the above areas requires us to exercise significant judgment. It is at least reasonably possible that the estimates of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements that we considered in formulating our estimates could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of any of the above items as they are presented in the financial statements could differ materially from our estimates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

For the year ended December 31, 2006, our consolidated revenues from continuing operations amounted to $1,188,045 compared to $178,821 for the year ended December 31, 2005. The increase is the result of growth of our FormStream product, since the combination was consummated with CSSI in February 2005.

Cost of Sales for the year ended December 31, 2006 amounted to $147,951 compared to $219,173 for the year ended December 31, 2005. Cost of sales during the year ended December 31, 2006 and December 31, 2005 includes $38,943 and $111,670, respectively, associated with the amortization of developed technology that we acquired from CSSI.

Operating expenses amounted to $4,251,799 for the year ended December 31, 2006 as compared to $23,405,761 for the year ended December 31, 2005, a reduction of $19,153,962. The reduction in operating expenses includes an increase of approximately $253,000 for salaries associated with increased staffing in the development, support and sales organizations, approximately $361,000 of employee stock option compensation expense, approximately $252,000 for increased legal and professional fees associated with the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program, and approximately $442,000 for increased general and administrative expenses. These increases were partially offset by an approximately $12,930,000 reduction associated with goodwill impairment in 2005, a reduction of approximately
$1,421,000 associated with consulting fees, a reduction of approximately $558,000 associated with an acquired technology impairment charge in 2005, a reduction in losses associated with legal settlements of approximately $4,337,000, a reduction of $859,000 associated with registration penalties, an expense reduction of approximately $358,000 associated with penalties under a collateralized financing arrangement.

Our loss from operations for the year ended December 31, 2006 amounted to $3,211,705 compared to a loss of $23,446,113 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increase in revenues discussed above.

Interest expense during the year ended December 31, 2006 amounted to $1,169,105 as compared to $17,453,447 for the year ended December 31, 2005. The reduction is due to the issuance of Series A Preferred stock and its associated amortization of deferred financing costs and the accretion of debt discounts and the intrinsic value of the conversion option for bridge note holders being lower in total during the year ended December 31, 2006 than the amortization of deferred financing costs and the accretion of debt discounts incurred during the year ended December 31, 2005. Offsetting this reduction was the increase in interest expense due to the increased level of total debt financing during the year ended December 31, 2006 when compared to the same period in 2005. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the year ended December 31, 2006 amounted to approximately $303,039 compared to $4,096,297 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $192,000 for the year ended December 31, 2006 compared to $12,393,000 in the same period in 2005. Interest income, was $10,553 and $19,250 in the year ended December 31, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005 and interest on cash balances in the year ended December 31, 2006.

For the year ended December 31, 2006, the net loss from continuing operations was $4,372,329 or $(0.98) per share on 7,366,088 weighted average common shares outstanding compared to a net loss from continuing operations of $40,589,196 or $(20.80) per share on 1,951,389 weighted average common shares outstanding for the year ended December 31, 2005.

Our loss from discontinued operations was reduced to $2,036,660 during the year ended December 31, 2006 from $3,856,955 during the year ended December 31, 2005. This reduction is principally due to the sale of the LucidLine business in April 2006 and the resulting reduction in the losses incurred in that business. The loss from discontinued operations in the year ended December 31, 2006 also includes a charge of $781,740 associated with the write-off of the intangible assets associated with the PolicyBridge business and a goodwill impairment charge in the amount of $210,716 associated with the impairment of the remaining goodwill associated with the Entelagent acquisition. Additionally, we recorded in 2006 a loss on disposal of the discontinued LucidLine business of $75,920.

For the year ended December 31, 2006, the net loss available to common stockholders was $9,344,434 or $(1.27) per share on 7,366,088 weighted average common shares outstanding compared to a net loss available to common stockholders of $44,446,151 or $(22.78) per share on 1,951,389 weighted average common shares outstanding for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss from continuing operations of $4,372,329 for the year ended December 31, 2006, which includes $1,139,496 of non-cash charges including depreciation and amortization of $168,068, aggregate stock based compensation of $523,915, non-cash interest expense of $543,438, loss on sale of property and equipment $2,072 and a loss on the disposition of discontinued operations of $75,920. The non-cash charges were offset by non-cash gains of $2,452,909 associated with the settlements of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring program that occurred in the year ended December 31, 2006. We used $511,691 of our restricted cash escrowed to settle liabilities assumed in a business combination. Including the amounts above, we used net cash flows in our operating activities of $5,301,169 during the year ended December 31, 2006. Our working capital deficiency at December 31, 2006 amounted to $2,795,521 and we are continuing to experience shortages of working capital. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. We raised $8,773,217 of gross proceeds ($7,832,348 net proceeds after the payment of certain transaction expenses) in financing transactions during the year ended December 31, 2006. We used $5,301,169 of these proceeds to fund our operations and a net of $425,589 in investing activities.

We will need to raise additional capital and have taken certain steps to conserve our liquidity while we continue to develop our business. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of December 31, 2006, our cash balance was $541,570 and we had a working capital deficit of $2,795,521. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We have restructured approximately 93% of our previously outstanding claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants had with us pursuant to our Creditor and Claimant Liabilities Restructuring described elsewhere in this annual report. We are currently unable to provide assurance that the acceptance of the Creditor and Claimant Liabilities Restructuring will actually improve our ability to fund the further development of our business plan or improve our operations. Our failure to fund the further development of our business plan and operations would materially adversely affect our ability to continue as a going concern.

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

We have generated limited revenues and have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $93.3 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

The automatic conversion of our Series A-1 Preferred Stock on July 31, 2006 resulted in significant dilution to our existing stockholders and resulted in our former creditors and claimants owning approximately 85.0% of our outstanding shares of common stock. These creditors and claimants, to the extent they act in concert, would be able to determine all actions brought before our stockholders. As a result of the automatic conversion of our Series A-1 Preferred Stock, each of Per Gustafsson, Arco van Nieuwland and Sherleigh Associates, Inc. Profit Sharing Plan became greater than five percent beneficial owners of our common stock.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 28, 2007, there were 14,512,260 shares of common stock outstanding, of which 1,244,012 shares were beneficially held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up arrangements and Rule 144 under the Securities Act.

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

As our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell their shares of our common stock.

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

WE HAVE EXPERIENCED ISSUES WITH OUR FINANCIAL SYSTEMS, CONTROLS AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. Through the quarter ended December 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified material weaknesses in our internal controls. These material weaknesses related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements. We currently lack the expertise we need to apply complex accounting principles relating to our business combinations and equity transactions and have experienced difficulty in applying income tax accounting principles. Although we have taken steps to correct these previous deficiencies, including the hiring of a Chief Financial Officer, and are currently in compliance with the SEC's reporting requirements, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness. In addition, we have limited capital resources and are still at risk for the loss of key personnel in our finance department. The loss of key personnel in our finance department, or any other conditions that could disrupt our operations in this area, could have a material adverse affect on our ability to communicate critical information to management and our investors, raise capital and/or maintain compliance with our SEC reporting obligations. These circumstances, if they arise, could have a material adverse affect on our business.

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

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting beginning in the year ended December 31, 2007. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not guarantee that we will be able to complete a
Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC will result in increased costs for us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. In addition, we will become subject to the internal control reporting requirement specified in Section 404 of the Sarbanes-Oxley Act of 2002 beginning in the year ended December 31, 2007, which will require us to expend substantial financial resources in order to become compliant with these requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

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

ITEM 7.  FINANCIAL STATEMENTS

                              PATRON SYSTEMS, INC.
                                DECEMBER 31, 2006



                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...................   24

FINANCIAL STATEMENTS

    Balance Sheet as of December 31, 2006 .................................   25

    Statements of Operations for the years ended
       December 31, 2006 and 2005 .........................................   26

    Statements of Stockholders' (Deficiency) Equity for
       the years ended December 31, 2006 and 2005 .........................   27

    Statements of Cash Flows for the years ended
       December 31, 2006 and 2005 .........................................   28

Notes to Financial Statements .............................................   29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the Board of
Directors and Stockholders of Patron
Systems, Inc.


We have audited the accompanying balance sheet of Patron Systems, Inc (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patron Systems, Inc, as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since its inception, has a working capital deficiency and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.


/s/ Marcum & Kliegman LLP
-------------------------
    Marcum & Kliegman LLP

New York, New York
March 20, 2007

                              PATRON SYSTEMS, INC.
                                  BALANCE SHEET


                                                                   DECEMBER 31,
                                                                       2006
                                                                  -------------

ASSETS
Current Assets:
  Cash .....................................................      $     541,570
  Accounts receivable ......................................            828,875
  Other current assets .....................................            133,841
                                                                  -------------
     Total current assets ..................................          1,504,286

Property and equipment, net ................................            174,791
Computer software development costs ........................            414,560
Intangible assets, net .....................................            127,290
Assets held for sale .......................................            210,710
Goodwill ...................................................          9,300,000
                                                                  -------------
     Total assets ..........................................      $  11,731,637
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable .........................................      $     535,128
  Other current liabilities ................................          1,858,878
  Demand notes payable .....................................            312,557
  Bridge notes payable .....................................            519,975
  Notes payable (to creditors of acquired
    business, including $554,202 to related
    parties) ...............................................            799,982
  Deferred revenue .........................................            164,295
  Liabilities of discontinued operations ...................            108,992
                                                                  -------------
     Total current liabilities .............................          4,299,807


Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized,
       Series A convertible: 2,160 shares
         authorized; 964 shares issued and
         outstanding; liquidation preference
         of $6,394,098 .....................................                 10
       Series A-1 convertible: 50,000,000 shares
         authorized; no shares outstanding .................               --
       Series B convertible: 2,000 shares
         authorized; 791 shares issued and
         outstanding; liquidation preference
         of $5,037,705 .....................................                  8
  Common stock, par value $0.01 per share,
    150,000,000 shares authorized, 14,512,260
    shares issued and outstanding ..........................            145,127
  Additional paid-in capital ...............................        100,573,227
  Accumulated deficit ......................................        (93,286,542)
                                                                  -------------
     Total stockholders' equity ............................          7,431,830
                                                                  -------------
     Total liabilities and stockholders' equity ............      $  11,731,637
                                                                  =============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Revenue .....................................................   $  1,188,045    $    178,821
                                                                ------------    ------------
Cost of Sales
  Cost of products/services .................................        109,008         107,503
  Amortization of technology ................................         38,943         111,670
                                                                ------------    ------------
    Total cost of sales .....................................        147,951         219,173
                                                                ------------    ------------
  Gross Profit ..............................................      1,040,094         (40,352)
                                                                ------------    ------------

Operating Expenses
  Salaries and related expenses .............................      3,755,130       3,140,219
  Consulting expense ........................................         63,120       1,483,933
  Professional fees .........................................      1,313,754       1,061,831
  General and administrative ................................      1,564,144       1,122,036
  Registration penalties ....................................           --           859,004
  Loss on collateralized financing arrangement ..............          8,560         366,193
  Goodwill impairment charge ................................           --        12,929,696
  Acquired technology impairment charge .....................           --           558,330
  Losses associated with legal and other settlements, net ...     (2,452,909)      1,884,519
                                                                ------------    ------------
     Total operating expenses ...............................      4,251,799      23,405,761

                                                                ------------    ------------
Loss from operations ........................................     (3,211,705)    (23,446,113)
                                                                ------------    ------------

Other Income (Expense)
  Interest income ...........................................         10,553          19,250
  Change in intrinsic value of common stock put right .......           --           300,000
  Loss on sale of property and equipment ....................         (2,072)         (8,886)
  Interest expense ..........................................     (1,169,105)    (17,453,447)
                                                                ------------    ------------
Total Other Expense .........................................     (1,160,624)    (17,143,083)
                                                                ------------    ------------

Loss from continuing operations before income taxes .........     (4,372,329)    (40,589,196)

  Income taxes ..............................................           --              --
                                                                ------------    ------------
Loss from continuing operations .............................     (4,372,329)    (40,589,196)
                                                                ------------    ------------

Loss from discontinued operations ...........................     (2,036,660)     (3,856,955)
Loss on disposal of discontinued operations .................        (75,920)           --
                                                                ------------    ------------
                                                                  (2,112,580)     (3,856,955)
                                                                ------------    ------------

Net loss ....................................................     (6,484,909)    (44,446,151)

Preferred stock deemed dividend .............................     (2,413,606)           --
Preferred stock contractual dividend ........................       (445,919)           --
                                                                ------------    ------------
Net loss available to common stockholders ...................   $ (9,344,434)   $(44,446,151)
                                                                ============    ============


Net Loss Per Share - Basic and Diluted
  - Continuing operations ...................................   $      (0.98)   $     (20.80)
  - Discontinued operations .................................          (0.29)          (1.98)
                                                                ------------    ------------
  - Total Net Loss per share available to common stockholders   $      (1.27)   $     (22.78)
                                                                ============    ============

Weighted Average Number of Shares Outstanding
   - Basic and diluted ......................................      7,366,088       1,951,389
                                                                ============    ============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                 STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

                                                                                     SHARES OF       PAR VALUE
                                                                                     SERIES A        SERIES A        SHARES OF
                                                                                    CONVERTIBLE     CONVERTIBLE      SERIES A-1
                                                                                     PREFERRED       PREFERRED       PREFERRED
                                                                                       STOCK           STOCK           STOCK
                                                                                   -------------   -------------   -------------
BALANCE - JANUARY 1, 2005 ......................................................            --     $        --              --
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................            --              --              --
   LucidLine, Inc. .............................................................            --              --              --
   Entelagent Software Corporation .............................................            --              --              --
Amortization of deferred stock-based compensation ..............................            --              --              --
Issuance of warrants to Bridge Note I Investors ................................            --              --              --
Issuance of warrants issued as purchase consideration ..........................            --              --              --
Issuance of warrants to transaction advisors ...................................            --              --              --
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --              --              --
Common stock under accommodation agreement as a penalty ........................            --              --              --
Common stock issued under collateralized financing arrangement .................            --              --              --
Common stock issued in lieu of cash for services ...............................            --              --              --
Common stock issued on consulting agreement ....................................            --              --              --
Recission of common stock under consulting agreement ...........................            --              --              --
Issuance of warrants to Bridge Note II investors ...............................            --              --              --
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --              --              --
Issuance of warrants in connection with bridge loan extension ..................            --              --              --
Issuance of stock options to Chief Executive Officer ...........................            --              --              --
Issuance of warrants to Bridge Note III investors ..............................            --              --              --
Reduction of intrinsic value of put right ......................................            --              --              --
Conversion option penalty incurred upon default of Bridge Financing I ..........            --              --              --
Conversion option penalty incurred upon default of Subordinated Notes ..........            --              --              --
Conversion option penalty incurred upon default of Bridge Financing II .........            --              --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --              --              --
Issuance of options to non-employee ............................................            --              --              --
Net loss .......................................................................            --              --              --
                                                                                   -------------   -------------   -------------
BALANCE - DECEMBER 31, 2005 ....................................................            --              --              --
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --              --              --

Issuance of Series A Convertible Preferred Stock to investors ..................             964              10            --
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --              --              --
Fees associated with Series A Convertible Preferred Stock offerings ............            --              --              --
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --              --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --              --              --
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......            --              --        36,993,054
Cancellation of stock repurchase obligations to former officer .................            --              --              --
Issuance of shares in connection with anti-dilution provision ..................            --              --              --
Issuance of common stock for services rendered .................................            --              --              --
Stock based compensation - employees ...........................................            --              --              --
Stock based compensation - nonemployees ........................................            --              --              --
Conversion of Preferred Series A-1 to common stock .............................            --              --       (36,993,054)
Issuance of Series B Convertible Preferred Stock to investors ..................            --              --              --
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --              --              --
Fees associated with Series B Convertible Preferred Stock offerings ............            --              --              --
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --              --              --
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --              --              --
Net Loss .......................................................................            --              --              --
                                                                                   -------------   -------------   -------------
BALANCE - DECEMBER 31, 2006 ....................................................             964   $          10            --
                                                                                   =============   =============   =============


                                                                                                                      SHARES OF
                                                                                     PAR VALUE        SERIES B        SERIES B
                                                                                    SERIES A-1       CONVERTIBLE     CONVERTIBLE
                                                                                     PREFERRED        PREFERRED       PREFERRED
                                                                                       STOCK            STOCK           STOCK
                                                                                   -------------    -------------   -------------
BALANCE - JANUARY 1, 2005 ......................................................   $        --               --     $        --
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................            --               --              --
   LucidLine, Inc. .............................................................            --               --              --
   Entelagent Software Corporation .............................................            --               --              --
Amortization of deferred stock-based compensation ..............................            --               --              --
Issuance of warrants to Bridge Note I Investors ................................            --               --              --
Issuance of warrants issued as purchase consideration ..........................            --               --              --
Issuance of warrants to transaction advisors ...................................            --               --              --
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --               --              --
Common stock under accommodation agreement as a penalty ........................            --               --              --
Common stock issued under collateralized financing arrangement .................            --               --              --
Common stock issued in lieu of cash for services ...............................            --               --              --
Common stock issued on consulting agreement ....................................            --               --              --
Recission of common stock under consulting agreement ...........................            --               --              --
Issuance of warrants to Bridge Note II investors ...............................            --               --              --
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --               --              --
Issuance of warrants in connection with bridge loan extension ..................            --               --              --
Issuance of stock options to Chief Executive Officer ...........................            --               --              --
Issuance of warrants to Bridge Note III investors ..............................            --               --              --
Reduction of intrinsic value of put right ......................................            --               --              --
Conversion option penalty incurred upon default of Bridge Financing I ..........            --               --              --
Conversion option penalty incurred upon default of Subordinated Notes ..........            --               --              --
Conversion option penalty incurred upon default of Bridge Financing II .........            --               --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --              --
Issuance of options to non-employee ............................................            --               --              --
Net loss .......................................................................            --               --              --
                                                                                   -------------    -------------   -------------
BALANCE - DECEMBER 31, 2005 ....................................................            --               --              --
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --               --              --

Issuance of Series A Convertible Preferred Stock to investors ..................            --               --              --
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --               --              --
Fees associated with Series A Convertible Preferred Stock offerings ............            --               --              --
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --               --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --              --
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......         369,930             --              --
Cancellation of stock repurchase obligations to former officer .................            --               --              --
Issuance of shares in connection with anti-dilution provision ..................            --               --              --
Issuance of common stock for services rendered .................................            --               --              --
Stock based compensation - employees ...........................................            --               --              --
Stock based compensation - nonemployees ........................................            --               --              --
Conversion of Preferred Series A-1 to common stock .............................        (369,930)            --              --
Issuance of Series B Convertible Preferred Stock to investors ..................            --                791               8
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --               --              --
Fees associated with Series B Convertible Preferred Stock offerings ............            --               --              --
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --               --              --
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --               --              --
Net Loss .......................................................................            --               --              --
                                                                                   -------------    -------------   -------------
BALANCE - DECEMBER 31, 2006 ....................................................   $        --                791   $           8
                                                                                   =============    =============   =============


                                                                                     SHARES OF        PAR VALUE        ADDITIONAL
                                                                                      COMMON           COMMON           PAID IN
                                                                                       STOCK            STOCK           CAPITAL
                                                                                   -------------    -------------    -------------
BALANCE - JANUARY 1, 2005 ......................................................       1,382,304    $      67,106    $  33,948,067
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................         250,000           75,000        6,300,000
   LucidLine, Inc. .............................................................         146,667           44,000        3,696,000
   Entelagent Software Corporation .............................................         100,000           30,000        2,520,000
Amortization of deferred stock-based compensation ..............................            --               --               --
Issuance of warrants to Bridge Note I Investors ................................            --               --          1,043,860
Issuance of warrants issued as purchase consideration ..........................            --               --          1,912,500
Issuance of warrants to transaction advisors ...................................            --               --            255,000
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --               --            297,500
Common stock under accommodation agreement as a penalty ........................          60,000          777,076             --
Common stock issued under collateralized financing arrangement .................          29,684            8,905          397,300
Common stock issued in lieu of cash for services ...............................            --           (939,000)         939,000
Common stock issued on consulting agreement ....................................          13,334           35,600             --
Recission of common stock under consulting agreement ...........................          (3,334)         (78,900)            --
Issuance of warrants to Bridge Note II investors ...............................            --               --            532,723
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --               --             80,867
Issuance of warrants in connection with bridge loan extension ..................            --               --            946,924
Issuance of stock options to Chief Executive Officer ...........................            --               --             30,000
Issuance of warrants to Bridge Note III investors ..............................            --               --            587,595
Reduction of intrinsic value of put right ......................................            --               --           (300,000)
Conversion option penalty incurred upon default of Bridge Financing I ..........            --               --          3,500,000
Conversion option penalty incurred upon default of Subordinated Notes ..........            --               --          4,500,000
Conversion option penalty incurred upon default of Bridge Financing II .........            --               --          2,543,000
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --          1,850,000
Issuance of options to non-employee ............................................            --               --             20,936
Net loss .......................................................................            --               --               --
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2005 ....................................................       1,978,655           19,787       65,601,272
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --               --             (7,500)

Issuance of Series A Convertible Preferred Stock to investors ..................            --               --          3,205,489
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --               --          1,615,001
Fees associated with Series A Convertible Preferred Stock offerings ............            --               --           (368,550)
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --               --             48,129
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --            192,000
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......         (98,626)            (983)      22,245,869
Cancellation of stock repurchase obligations to former officer .................            --               --          1,300,000
Issuance of shares in connection with anti-dilution provision ..................         251,175            2,512           (2,512)
Issuance of common stock for services rendered .................................          50,000              500           99,500
Stock based compensation - employees ...........................................            --               --            360,795
Stock based compensation - nonemployees ........................................            --               --             63,120
Conversion of Preferred Series A-1 to common stock .............................      12,331,056          123,311          246,619
Issuance of Series B Convertible Preferred Stock to investors ..................            --               --          2,952,708
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --               --          1,000,000
Fees associated with Series B Convertible Preferred Stock offerings ............            --               --           (392,319)
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --               --          1,824,431
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --               --            589,175
Net Loss .......................................................................            --               --               --
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2006 ....................................................      14,512,260    $     145,127    $ 100,573,227
                                                                                   =============    =============    =============


                                                                                      COMMON
                                                                                       STOCK
                                                                                    REPURCHASE         DEFERRED       ACCUMULATED
                                                                                    OBLIGATION       COMPENSATION       DEFICIT
                                                                                   -------------    -------------    -------------
BALANCE - JANUARY 1, 2005 ......................................................   $  (1,300,000)   $  (1,475,333)   $ (39,941,876)
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................            --               --               --
   LucidLine, Inc. .............................................................            --               --               --
   Entelagent Software Corporation .............................................            --               --               --
Amortization of deferred stock-based compensation ..............................            --          1,467,833             --
Issuance of warrants to Bridge Note I Investors ................................            --               --               --
Issuance of warrants issued as purchase consideration ..........................            --               --               --
Issuance of warrants to transaction advisors ...................................            --               --               --
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --               --               --
Common stock under accommodation agreement as a penalty ........................            --               --               --
Common stock issued under collateralized financing arrangement .................            --               --               --
Common stock issued in lieu of cash for services ...............................            --               --               --
Common stock issued on consulting agreement ....................................            --               --               --
Recission of common stock under consulting agreement ...........................            --               --               --
Issuance of warrants to Bridge Note II investors ...............................            --               --               --
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --               --               --
Issuance of warrants in connection with bridge loan extension ..................            --               --               --
Issuance of stock options to Chief Executive Officer ...........................            --               --               --
Issuance of warrants to Bridge Note III investors ..............................            --               --               --
Reduction of intrinsic value of put right ......................................            --               --               --
Conversion option penalty incurred upon default of Bridge Financing I ..........            --               --               --
Conversion option penalty incurred upon default of Subordinated Notes ..........            --               --               --
Conversion option penalty incurred upon default of Bridge Financing II .........            --               --               --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --               --
Issuance of options to non-employee ............................................            --               --               --
Net loss .......................................................................            --               --        (44,446,151)
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2005 ....................................................      (1,300,000)          (7,500)     (84,388,027)
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --              7,500             --

Issuance of Series A Convertible Preferred Stock to investors ..................            --               --               --
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --               --               --
Fees associated with Series A Convertible Preferred Stock offerings ............            --               --               --
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --               --               --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --               --
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......            --               --               --
Cancellation of stock repurchase obligations to former officer .................       1,300,000             --               --
Issuance of shares in connection with anti-dilution provision ..................            --               --               --
Issuance of common stock for services rendered .................................            --               --               --
Stock based compensation - employees ...........................................            --               --               --
Stock based compensation - nonemployees ........................................            --               --               --
Conversion of Preferred Series A-1 to common stock .............................            --               --               --
Issuance of Series B Convertible Preferred Stock to investors ..................            --               --               --
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --               --               --
Fees associated with Series B Convertible Preferred Stock offerings ............            --               --               --
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --               --         (1,824,431)
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --               --           (589,175)
Net Loss .......................................................................            --               --         (6,484,909)
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2006 ....................................................   $        --      $        --      $ (93,286,542)
                                                                                   =============    =============    =============


                                                                                       TOTAL
                                                                                   -------------
BALANCE - JANUARY 1, 2005 ......................................................   $  (8,702,036)
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................       6,375,000
   LucidLine, Inc. .............................................................       3,740,000
   Entelagent Software Corporation .............................................       2,550,000
Amortization of deferred stock-based compensation ..............................       1,467,833
Issuance of warrants to Bridge Note I Investors ................................       1,043,860
Issuance of warrants issued as purchase consideration ..........................       1,912,500
Issuance of warrants to transaction advisors ...................................         255,000
Issuance of warrants to placement agent - Interim Bridge Financing I ...........         297,500
Common stock under accommodation agreement as a penalty ........................         777,076
Common stock issued under collateralized financing arrangement .................         406,205
Common stock issued in lieu of cash for services ...............................           --
Common stock issued on consulting agreement ....................................          35,600
Recission of common stock under consulting agreement ...........................         (78,900)
Issuance of warrants to Bridge Note II investors ...............................         532,723
Issuance of warrants to placement agent - Interim Bridge Financing II ..........          80,867
Issuance of warrants in connection with bridge loan extension ..................         946,924
Issuance of stock options to Chief Executive Officer ...........................          30,000
Issuance of warrants to Bridge Note III investors ..............................         587,595
Reduction of intrinsic value of put right ......................................        (300,000)
Conversion option penalty incurred upon default of Bridge Financing I ..........       3,500,000
Conversion option penalty incurred upon default of Subordinated Notes ..........       4,500,000
Conversion option penalty incurred upon default of Bridge Financing II .........       2,543,000
Conversion option penalty incurred upon default of Bridge Financing III ........       1,850,000
Issuance of options to non-employee ............................................          20,936
Net loss .......................................................................     (44,446,151)
                                                                                   -------------
BALANCE - DECEMBER 31, 2005 ....................................................     (20,074,468)
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --

Issuance of Series A Convertible Preferred Stock to investors ..................       3,205,499
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............       1,615,001
Fees associated with Series A Convertible Preferred Stock offerings ............        (368,550)
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................          48,129
Conversion option penalty incurred upon default of Bridge Financing III ........         192,000
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......      22,614,816
Cancellation of stock repurchase obligations to former officer .................       2,600,000
Issuance of shares in connection with anti-dilution provision ..................            --
Issuance of common stock for services rendered .................................         100,000
Stock based compensation - employees ...........................................         360,795
Stock based compensation - nonemployees ........................................          63,120
Conversion of Preferred Series A-1 to common stock .............................            --
Issuance of Series B Convertible Preferred Stock to investors ..................       2,952,716
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............       1,000,000
Fees associated with Series B Convertible Preferred Stock offerings ............        (392,319)
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --
Net Loss .......................................................................      (6,484,909)
                                                                                   -------------
BALANCE - DECEMBER 31, 2006 ....................................................   $   7,431,830
                                                                                   =============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                                ----------------------------
                                                                                    2006            2005
                                                                                ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net loss ..................................................................   $ (4,372,329)   $(40,589,196)
                                                                                ------------    ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................        168,068         226,293
    Stock based compensation ................................................        523,915       1,554,369
    Non cash interest expense ...............................................        543,438      16,489,300
    Stock based penalty under accomodation agreement ........................           --           777,076
    Goodwill impairment charge ..............................................           --        12,929,696
    Acquired technology impairment charge ...................................           --           558,330
    Loss/(gain) associated with legal settlements ...........................     (2,452,909)      1,884,519
    Loss on collateralized financing arrangement ............................           --           366,193
    Loss on sale of property and equipment ..................................          2,072           8,886
    Loss on disposition of discontinued operations ..........................         75,920
    Reduction in intrinsic value of put right ...............................           --          (300,000)
    Gain on settlement of consulting agreement payable ......................           --          (228,900)
    Non-cash interest income ................................................           --           (19,250)
    Changes in operating assets and liabilities:
      Restricted cash .......................................................        511,691        (511,691)
      Prepaid expenses ......................................................           --            51,487
      Accounts receivable ...................................................       (707,206)        (93,878)
      Other current assets ..................................................       (107,230)        (57,782)
      Accounts payable ......................................................       (197,641)       (165,464)
      Accrued interest ......................................................        618,289         414,676
      Deferred revenue ......................................................        (80,712)        112,591
      Expense reimbursements payable ........................................        (26,835)        (94,062)
      Accrued payroll and payroll related expenses ..........................         88,709        (758,530)
      Amounts due under settlement with former officer ......................           --           165,298
      Other current liabilities .............................................        103,031         230,096
      Consulting agreements payable .........................................           --           (50,000)
      Accrued registration penalty ..........................................          8,560          81,928
      Other accrued expenses ................................................           --           (16,440)
                                                                                ------------    ------------
  Total adjustments .........................................................       (928,840)     33,554,741
                                                                                ------------    ------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES ............................     (5,301,169)     (7,034,455)
                                                                                ------------    ------------

CASH FLOWS USED IN CONTINUING INVESTING ACTIVITIES
  Cash payments in purchase business combinations ...........................           --          (857,633)
  Cash acquired in purchase business combinations ...........................           --           416,397
  Computer software development costs .......................................       (281,373)       (163,800)
  Proceeds from sale of property and equipment ..............................          1,704           1,500
  Purchase of fixed assets ..................................................       (145,920)        (73,799)
                                                                                ------------    ------------

NET CASH USED IN CONTINUING INVESTING ACTIVITIES ............................       (425,589)       (677,335)
                                                                                ------------    ------------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Expenses (repaid to) officers and stockholders ............................           --          (250,694)
  Payments on settlement of accommodation agreements ........................       (125,000)           --
  Deferred financing costs ..................................................        (54,000)       (627,739)
  Repayments of amounts due under settlement with former officer ............           --          (200,000)
  Proceeds from issuance of bridge notes ....................................           --        11,277,000
  Proceeds from issuances of Series A convertible preferred stock ...........      3,025,500            --
  Proceeds from issuances of Series B convertible preferred stock ...........      2,952,716            --
  Proceeds from bridge notes to Series A convertible preferred stock ........      1,615,001            --
  Proceeds from bridge notes to Series B convertible preferred stock ........      1,000,000            --
  Placement agrent fees for preferred stock issuances .......................       (760,869)           --
  Principal payments on notes payable .......................................         (7,001)           --
  Proceeds from disposition of discontinued operations ......................         50,000            --
  Proceeds received in connection with financing settlement .................        180,000            --
  Repayments of advances from shareholders ..................................           --           (32,774)
                                                                                ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ........................      7,876,347      10,165,793
                                                                                ------------    ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Operating cash flows ......................................................     (1,373,703)     (2,201,044)
  Investing cash flows ......................................................       (234,330)       (205,050)
  Financing cash flows ......................................................           --           (93,796)
                                                                                ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS ....................................     (1,608,033)     (2,499,890)
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH .............................................        541,556         (45,887)

CASH, beginning of year .....................................................             14          45,901
                                                                                ------------    ------------
CASH, end of year ...........................................................   $    541,570    $         14
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information:
  Conversion of outstanding notes into Series A Preferred Convertible Stock .      1,615,001            --
  Conversion of outstanding notes into Series A-1 Preferred Convertible Stock     18,032,167            --
  Conversion of outstanding notes into Series B Preferred Convertible Stock .      1,000,000            --
Cash paid during the period for:
  Interest ..................................................................          7,241         527,715
Supplemental non-cash investing and finanical activity:
Acquisition of businesses:
    Current tangible assets acquired ........................................                        328,411
    Non-current tangible assets acquired ....................................                      2,809,689
    Current liabilities assumed with acquisitions ...........................                     (8,457,986)
    Non-current liabilities assumed with acquisitions .......................                       (447,790)
    Intangible assets acquired ..............................................                      3,101,000
    Goodwill recognized on purchase business combinations ...................                     22,440,412
    Non-cash consideration ..................................................                    (19,332,500)
    Cash acquired in purchase business combinations .........................                        416,397
                                                                                                ------------
    Cash paid to acquire businesses .........................................                        857,633
                                                                                                ============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc. (the "Company") is a Delaware corporation formed in April 2002. The Company provides application software and services focused on business process management (BPM) in the public sector. Patron's current application software offering, FormStream, is an open standards information sharing tool that addresses the need for law enforcement and public safety agencies to share information between local, state and federal law enforcement and homeland security agencies.

On July 31, 2006, the Company effectuated a 1-for-30 reverse stock split of its common stock following the effectiveness of the amendment to its Second Amended and Restated Certificate of Incorporation which was approved by stockholders at the 2006 Annual Meeting of Stockholders on July 20, 2006. The accompanying financial statements give retroactive effect to the reverse split for all periods presented.

Effective September 19, 2006, the Company merged its wholly-owned subsidiaries Entelagent, CSSI and PILEC Distribution Company into the Company through the filing with the Secretary of State of the States of Delaware and California, a Certificate of Ownership and Merger merging Entelagent Software Corp., (a California corporation), Complete Security Solutions, Inc., (a Delaware corporation) and PILEC Disbursement Company, (a Delaware corporation) into Patron Systems, Inc., (a Delaware corporation).

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss from continuing operations of $4,372,329 for the year ended December 31, 2006, which includes $1,139,496 of non-cash charges including depreciation and amortization of $168,068, aggregate stock based compensation of $523,915, non-cash interest expense of $543,438, loss on sale of property and equipment $2,072 and a loss on the disposition of discontinued operations of $75,920. The non-cash charges were offset by non-cash gains of $2,452,909 associated with the settlements of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring program that occurred during the year ended December 31, 2006 (Note 17). The Company used $511,691 of its restricted cash escrowed to settle liabilities assumed in a business combination. Including the amounts above, the Company used net cash flows in its operating activities of $5,301,169 during the year ended December 31, 2006. The Company's working capital deficiency at December 31, 2006 amounted to $2,795,521 and the Company continues to experience shortages of working capital.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company raised $8,773,217 of gross proceeds ($7,832,348 net proceeds after the payment of certain transaction expenses) in financing transactions during the year ended December 31, 2006. The Company used $5,301,169 of these proceeds to fund its operations and a net of $425,589 in investing activities. The Company also settled $24,467,871 of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring program that occurred during the year ended December 31, 2006 (Note 17). The Company believes that its completion of this program has enabled it to improve its financial condition by eliminating substantial requirements to settle these obligations for cash; however, the Company's capital resources are still significantly limited and there can be no assurance that the completion of this program will enable the Company to actually attain positive operating cash flows.

The Company has taken certain steps to conserve its liquidity while it continues to develop its business; however, the Company will still need to raise additional capital to sustain the business until such time that it is able to generate sufficient revenue and operating cash flows. The Company believes it has access to capital resources, however, the Company has not secured any commitments for additional financing at this time nor can it provide any assurance that it will be successful in its efforts to raise additional capital or that if capital is raised, the proceeds will be sufficient to sustain the business until it is able to generate operating cash flow. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash.

CONCENTRATION OF CREDIT RISK

The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. From time to time amounts may exceed the FDIC limits. At December 31, 2006 the uninsured bank cash balances were $441,570. The Company has not experienced any losses on these accounts.

REVENUE RECOGNITION

The Company derives revenues from the following sources: (1) sales of computer software, which includes new software licenses and software updates and product support revenues and (2) professional consulting services.

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

ACCOUNTS RECEIVABLE

The Company adjusts its accounts receivable balances that it deems to be uncollectible. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis to determine the allowance based on an analysis of its past due accounts. All past due balances that are over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable includes $577,000 of accrued revenue for software licenses and services delivered under contractual arrangements that were billed, pursuant to contracts subsequent to December 31, 2006. The Company has determined that an allowance for doubtful accounts is not necessary with respect to the balance due from customers as of December 31, 2006.

SOFTWARE DEVELOPMENT COSTS

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Prior to reaching technological feasibility the Company's policy is to expense these costs as incurred and include them in general and administrative. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in general and administrative. The Company has incurred no research and development costs in the years ended December 31, 2005 and 2006. The Company currently has only one core product (FormStream) for which it is in the process of developing certain functionalities that are expected to increase its potential to generate revenue.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis and is included in the applicable cost of revenue. Amortization is being provided for using the straight-line method over the estimated economic life of the product, which is five years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value of and/or goodwill impairment for each reporting unit. During the year ended December 31, 2005, the Company recorded goodwill in connection with the acquisitions described in Note 4. The Company's annual impairment review of goodwill resulted in a goodwill impairment charge of $210,716 for the year ended December 31, 2006 (Note 5) resulting in $9,300,000 in goodwill at December 31, 2006. The 2006 charge, which principally represents goodwill remaining from the PolicyBridge business the Company acquired from Entelagent, is classified in discontinued operations as a result of its decision to exit that business in November 2006. The remaining amount of goodwill, which amounts to $9,300,000 at December 31, 2006, relates to the Company's acquisition of CSSI in February 2005 in which the Company acquired FormStream.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets (which include property and equipment and amortizable intangible assets) in accordance with SFAS 144, "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company's review of the carrying values of its long lived assets used in continuing operations has resulted in no impairment charge for the year ended December 31, 2006 (Note 8). The Company has classified its PolicyBridge software business as a discontinued operation at December 31, 2006 (Note 7, Note 8 and Note 20). This business had $931,470 of intangible assets associated with acquired software technology in which the recovery of only portion of its value is considered likely. A substantial portion of the carrying value, in the amount of $781,470, has been expensed as a loss from discontinued operations in the year ended December 31, 2006. The remaining carrying value of $150,000, which represents the Company's best estimate of the recoverable value of the PolicyBridge intangible assets at December 31, 2006 is included in assets held for sale in the accompanying balance sheet.

Making estimates about the carrying values of intangible assets requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of carrying value of these intangibles could differ materially from the Company's estimate.

RECLASSIFICATION

Certain amounts included in the financial statements for the year ended December 31, 2005 have been reclassified to the presentation used by the Company in the year ended December 31, 2006.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Critical accounting policies requiring the use of estimates are revenue recognition for software products with multiple deliverables, allowance for doubtful accounts, goodwill, intangibles other than goodwill, which are associated with its continuing operations, impairment charges, convertible instruments, freestanding derivatives, and share based payments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable accrued expenses, advances from stockholders and all note obligations classified as current liabilities approximate their fair values based on the short-term maturity of these instruments.

PREFERRED STOCK

The Company applies the guidance enumerated in SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and EITF Topic D-98 "Classification and Measurement of Redeemable Securities," when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS
150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders' equity.

The Company's preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company's control as of December 31, 2006. Accordingly all issuances of preferred stock are presented as a component of stockholders equity.

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19").

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5") and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in its convertible instruments during each of the reporting periods presented and has determined, in accordance with the provisions of these statements, that it does not meet the criteria requiring bifurcation of these instruments.

The Company determined that the conversion option embedded in its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

The Company determined that the conversion option embedded in its Series B Convertible Preferred Stock, par value $0.01 per share ("Series B Preferred"), is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

The characteristics of common stock that is issuable upon a holder's exercise of conversion options embedded in the Company's preferred shares are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61 (l) of the implementation guidance included in Appendix A of SFAS 133). The Company recorded $2,413,606 of deemed dividends during the year ended December 31, 2006 because the effective conversion price of the preferred shares exceeded the fair value of the Company common stock at the respective dates of issuance and/or modification.

COMMON STOCK PURCHASE WARRANTS AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. The Company performs classification assessments of its derivative financial instruments at each balance sheet date as required under EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that
(i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company has determined that its derivative financial instruments, which consist of common stock purchase warrants, are equity instruments since they do not provide any cash settlement alternatives outside of the Company's control.

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." The Company applied the proforma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 18. Accordingly, the Company recognized in salaries and related expense in the statement of operations, $360,795 for the fair value of employee stock options expected to vest during the year ended December 31, 2006.

The Company has reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital with corresponding charges to operations as the share-based payments vest.

For the year ended December 31, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2005
                                                                   ------------
Net Loss, as reported ........................................     $(44,446,151)
(+) Stock-based compensation cost reflected in the
    financial statements .....................................           22,500
(-) Stock-based employee compensation cost, under fair
    value accounting .........................................         (440,753)
                                                                   ------------
Pro-forma net loss under fair value method ...................     $(44,864,404)
                                                                   ============

Net loss per share - basic and diluted, as reported ..........     $     (22.78)

Net loss per share - basic and diluted, proforma .............     $     (22.99)

The fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate: 3.10% to 3.83%; expected dividend yield:
0%; expected option life: 9 months to 4 years; volatility: 125%.

NON-EMPLOYEE STOCK BASED COMPENSATION

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period. Stock based compensation expense to non employees for service amount to $163,120 for the year ended December 31, 2006 including $63,120 for the fair value of 50,000 stock options with an exercise price of $2.40 per share which were fully vested upon grant and have a life of 3 years and 50,000 shares of common stock with a an aggregate fair value of $100,000.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly the Company has recorded a full valuation allowance against its net deferred tax assets. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

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

Net loss per common share excludes the following outstanding options and warrants as their effect would be anti-dilutive:

                                                             December 31,
                                                     ---------------------------
                                                        2006             2005
                                                     ----------       ----------
Options ......................................          492,635          388,000
Warrants .....................................        4,472,590          993,779
Series A Convertible Preferred stock .........        5,356,138             --
Series B Convertible Preferred stock .........        4,820,417             --
Convertible Notes ............................           66,557             --
                                                     ----------       ----------
                                                     15,208,337        1,381,779
                                                     ==========       ==========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its consolidated financial statements.

In  June  2006,   the   Financial   Accounting   Standards   Board  issued  FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company's financial statements.

In  November  2006,  the EITF  reached  a final  consensus  in EITF  Issue  06-6
"Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company doe not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." FSP EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 "Accounting for Contingencies." FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is in the process of evaluating the impact of the adoption of this statement on the Company's results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company's results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - BUSINESS COMBINATIONS

MERGER WITH COMPLETE SECURITY SOLUTIONS, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, the Company's merger with Complete Security Solutions, Inc. ("CSSI") became effective. In connection with the CSSI merger, the Company issued 250,000 shares of common stock in exchange for the outstanding shares of the common stock of CSSI, and subordinated promissory notes in the aggregate principal amount of $4,500,000 (the "Subordinated Notes") and warrants to purchase 75,000 shares of common stock ("Purchase Warrants") in exchange for the outstanding shares of the preferred stock of CSSI. The Purchase Warrants have a term of 5 years and an exercise price of $0.70 per share. The Subordinated Notes and Purchase Warrants were issued to Apex Investment Fund V, L.P. ("Apex"), The Northwestern Mutual Life Insurance Company ("Northwestern"), and Advanced Equities Venture Partners I, L.P. ("Advanced Equities").

The Company did not redeem the Subordinated Notes on their extended due date of August 24, 2005 and, as a result, the notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $4,500,000 during the year ended December 31, 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note. The Subordinated Notes remained outstanding subsequent to the date of their maturity but were ultimately surrendered as payment for 5,625,000 shares of Series A-1 Preferred Stock under the creditor and claimant liabilities restructuring program in March 2006 (Note 17). The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

The Company has agreed to register the resale of the 250,000 shares of common stock issued to the holders of the outstanding common stock of CSSI and the 75,000 shares of common stock issuable upon the exercise of the warrants issued to the holders of the outstanding preferred stock of CSSI at such time as the Company next files a registration statement with the Securities and Exchange Commission ("SEC") on a best efforts basis.

MERGER WITH LUCIDLINE, INC.

On February 25, 2005, pursuant to the filing of an Agreement and Plan of Merger, the Company's merger with LucidLine, Inc. ("LucidLine") became effective. In connection with the LucidLine merger, the Company issued 146,667 shares of common stock and $200,000 of cash, in exchange for all of the outstanding shares of LucidLine's common stock. The Company has agreed to register the resale of the shares of common stock issued to the holders of the outstanding common stock of LucidLine at such time as the Company next files a registration statement with the SEC on a best efforts basis.

MERGER WITH ENTELAGENT SOFTWARE CORP.

On February 24, 2005, the Company entered into a definitive Amended and Restated Supplemental Agreement pursuant to which ESC Acquisition, Inc., a California corporation and wholly-owned subsidiary of Patron ("Entelagent Mergerco") would merge with and into Entelagent Software Corp., a California corporation
("Entelagent"), with Entelagent surviving the merger as a wholly-owned subsidiary of the Company. On March 30, 2005, pursuant to the filing of an Amended and Restated Agreement and Plan of Merger, the Company's merger with Entelagent became effective.

In connection with the Entelagent Merger, the Company issued 100,000 shares of the Company's common stock in exchange for all of the outstanding shares of the capital stock of Entelagent. In addition, pursuant to the terms of the Amended and Restated Supplemental Agreement, the Company also agreed to (i) issue to certain officers, directors, stockholders and creditors of Entelagent, in consideration of amounts owed by Entelagent to such parties, promissory notes in the aggregate principal amount of $2,640,000, with interest payable thereon at a rate of 8% per annum and maturing one year after the completion of the merger and (ii) pay and satisfy $1,388,000 in outstanding liabilities of Entelagent. The Company placed $1,388,000 of the proceeds it received from the Interim Bridge Financing I financing transaction completed on February 28, 2005 in a reserve account established to assist the Company in the payment of such liabilities.

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
                                ===========   ===========   ===========   ===========


The fair value of common stock issued to the sellers as purchase consideration was determined in accordance with the provisions of EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." The fair value of subordinated notes issued to the sellers as purchase consideration is considered to be equal to their principal amounts due to the short-term maturity of those instruments. The Company calculated the fair value of common stock purchase warrants issued to the sellers as purchase consideration using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock $25.50; risk-free interest rate of 3.55%; expected dividend yield of zero percent; expected warrant life of five years; and current volatility of 125%.

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

                                             CSSI          LUCIDLINE      ENTELAGENT        TOTAL
                                         ------------    ------------    ------------    ------------
Fair value of tangible assets:
   Total current assets ..............   $    584,377    $     34,825    $    125,606    $    744,808
   Total  tangible assets ............      3,321,066          95,825         137,606       3,554,497
Liabilities assumed:
   Total current liabilities .........       (533,022)       (861,505)     (7,063,459)     (8,457,986)
   Total liabilities assumed .........       (533,022)       (963,965)     (7,408,789)     (8,905,776)
                                         ------------    ------------    ------------    ------------
Net tangible assets acquired .........      2,788,044        (868,140)     (7,271,183)     (5,351,279)

Value of excess allocated to:
   Developed technology ..............        670,000            --         1,900,000       2,570,000
   Customer relationships ............        180,000            --              --           180,000
   Trademarks and tradenames .........         55,000            --           106,000         161,000
   In-process research and development        190,000            --              --           190,000
   Goodwill ..........................      9,302,584       4,962,751       8,175,077      22,440,412
                                         ------------    ------------    ------------    ------------
Purchase Price .......................   $ 13,185,628    $  4,094,611    $  2,909,894    $ 20,190,133
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

PROFORMA FINANCIAL INFORMATION

The unaudited financial information in the table below summarizes the combined results of operations of the Company and CSSI, LucidLine and Entelagent, on a proforma basis, as if the companies had been combined as of January 1, 2005.

The unaudited proforma financial information for the year ended December 31, 2005 combines the historical results for the Company for the year ended December 31, 2005 and the historical results for CSSI and LucidLine for the period from January 1, 2005 to February 24, 2005 and the historical results for Entelagent for the period from January 1, 2005 to March 30, 2005.

                                                                       2005
                                                                   ------------
Total revenues ...............................................     $    800,710
Net loss .....................................................      (46,152,799)
Weighted average shares outstanding on a proforma basis ......        2,034,098
Proforma net loss per share, basic and diluted ...............     $     (22.69)

The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these three companies had taken place at the beginning of each of the periods presented.

Additionally, the Company sold LucidLine in April 2006 for $50,000 and discontinued the operations of the PolicyBridge software application business acquired from Entelagent Software Corp. in December 2006.

NOTE 5 - IMPAIRMENT OF GOODWILL

The Company recorded $22,440,412 of goodwill in connection with its acquisitions of CSSI, LucidLine and Entelagent (Note 4). The amount of goodwill that the Company recorded in connection with these acquisitions was determined by comparing the aggregate amounts of the respective purchase prices plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for each of the businesses described in Note 4.

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

The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2006 in accordance with SFAS 142. As a result of these tests, the Company determined that the recoverable amount of goodwill with respect to its business amounted to $9,300,000. Accordingly, the Company recorded a goodwill impairment charge in the amount of $210,716 for the year ended December 31, 2006.

The valuation was performed by an outside specialist using a weighted average discounted cash flows modeling approach. Making estimates about the carrying value of goodwill requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the carrying value of these intangibles could differ materially from the Company's estimates.

NOTE 6 - PROPERTY AND EQUIPMENT

                                                                   DECEMBER 31,
                                         USEFUL LIFE                   2006
                                         ------------              -------------
Computers                                2 to 3 years              $    239,029
Furniture and fixtures                   3 to 5 years                    31,962
Leasehold improvements                     5 years                        4,490
                                                                   ------------
     sub-total                                                          275,481
less: accumulated depreciation                                         (100,690)
                                                                   ------------
     Property and equipment, net                                   $     174,791
                                                                   ============


Depreciation expense amounted to $70,375 and $33,993 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 - CAPITALIZED SOFTWARE

In December 2006, the Company made the decision to focus its business on its FormStream software products and to place its PolicyBridge business up for sale. Because of this decision, $596,636 of capitalized software identified with the PolicyBridge business have been expensed as a loss from discontinued operations in the year ended December 31, 2006.

Capitalized software development costs are as follows:

Beginning of the year ......................     $   172,130
Capitalized ................................         281,372
Amortization ...............................         (38,942)
                                                 -----------
   Balance at December 31, 2006                  $   414,560

The Company classifies amortization of developed technology as a component of cost of sales. Amortization expense amounted to $97,693 and $192,300 for the years ended December 31, 2006 and 2005, respectively.

AMORTIZATION OF CAPITALIZED SOFTWARE

The amortization of capitalized software will result in the following additional expense by year:

                                     SOFTWARE
YEARS ENDED DECEMBER 31:           AMORTIZATION
------------------------           ------------
         2007                      $     79,877
         2008                            97,035
         2009                            97,035
         2010                            65,365
         2011                            58,092
         2012                            17,156
                                   ------------
                                   $    414,560
                                   ============

NOTE 8 - AMORTIZABLE INTANGIBLE ASSETS

In December 2006, the Company made the decision to focus its business on its FormStream software products and to place its PolicyBridge business up for sale. Because of this decision, $61,834 of intangible assets identified with the PolicyBridge business have been expensed as a loss from discontinued operations in the year ended December 31, 2006.

The Company performed an analysis for the recoverability of its amortizable intangible assets used in its continuing operations in accordance with SFAS 144. The Company performed this analysis by estimating the future cash flows expected to result from the use of these assets, which principally include software products. Since the estimated undiscounted cash flows were greater than the carrying value of the related assets, it was determined that no impairment charge should be recognized.

The components of intangible assets as of December 31, 2006 are set forth in the following table:

                                                                   DECEMBER 31,
                                                                       2006
                                                                   ------------
Customer relationships ........................................    $    180,000
Trademarks and tradenames .....................................          55,000
                                                                   ------------
                                                                        235,000
less: accumulated amortization ................................        (107,710)
                                                                   ------------
     Amortizable intangible assets, net .......................    $    127,290
                                                                   ============

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets will result in the following additional expense by year:

                                    INTANGIBLE
YEARS ENDED DECEMBER 31:           AMORTIZATION
------------------------           ------------
         2007                      $     58,750
         2008                            58,750
         2009                             9,790
                                   ------------
                                   $    127,290
                                   ============

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                    DECEMBER 31,
                                                                        2006
                                                                    ------------
Payroll and payroll related expenses ...........................    $    582,224
Accrued interest ...............................................         629,331
Reserve for  preacquisition tax contingencies ..................         336,828
Other current liabilities ......................................         210,049
Accrued registration penalty ...................................          90,488
Expense reimbursement payable ..................................           9,958
                                                                    ------------
                                                                    $  1,858,878
                                                                    ============

NOTE 10 - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from several unrelated parties. At December 31, 2006, all of the notes were settled in the creditor and claimant liabilities restructuring. Interest expense on the notes amounted to $22,462 and $69,500 for the year ended December 31, 2006 and 2005, respectively.

The remaining demand note at December 31, 2006, which amounts to $312,557, is payable to Lok Technology and is secured by Entelagent's accounts receivable. Accounts receivable of former Entelagent customers amounted to $43,430 at December 31, 2006 and is included in Assets of Discontinued Operations. The note bears interest at 15% per annum. Interest on this demand note amounted to $46,884 for the year ended December 31, 2006 and $35,163 for year ended December 31, 2005. As described in Note 16, on May 4, 2006, the Company became aware of a complaint that Lok Technologies, Inc. had filed in the Superior Court of California, County of Santa Clara on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants.

NOTE 11 - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase up to 58,348 shares of the Company's common stock ("Bridge I Warrants"). The warrants have a term of 5 years and an exercise price of $1.62 per share. The aggregate fair value of the Bridge I Warrants amounts to $1,487,500. Prior to final maturity, the Bridge I Notes would have been convertible into securities that would be issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Company did not complete a financing transaction prior to the final maturity date of these notes. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

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

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 27, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 58,348 additional warrants (the "Bridge I Extension Warrants") to purchase such number of shares of common stock equal to 1/60 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $1.62 per share. The Bridge I Extension Warrants have a fair value of $822,500. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $19.50; risk-free interest rate of 4.25%; expected dividend yield zero percent; expected warrant life of three years; and current volatility of 125%.

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. The Bridge I Notes remained outstanding subsequent to the date of their maturity but were ultimately surrendered as payment for Series A-1 Preferred stock as described below. Accordingly, the Company recorded a charge of $3,500,000 in 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27, which is included in interest in the accompanying statement of operations for the year ended December 31, 2005.

Contractual interest expense on the Bridge I Notes amounted to $133,238 and $326,164 for the year ended December 31, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

As of December 31, 2006, $3,180,025 of the Bridge I Notes were surrendered as payment for 3,975,031 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 17). With the surrender of the Bridge I Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, conversion options associated with the surrendered Bridge I Notes are no longer exercisable and have been cancelled. As of December 31, 2006, $319,975 of Bridge I notes remain outstanding.

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge II Notes") and (ii) warrants to purchase up to 42,388 shares of common stock (the "Bridge II Warrants"). The warrants have a term of 5 years and an exercise price of $1.74 per share. The aggregate fair value of the Bridge II Warrants amounts to $673,895. Prior to maturity, the Junior Convertible Promissory Notes would have been convertible into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Company did not complete a financing transaction prior to the final maturity date of the notes. The Bridge II Notes had an initial term of 120 days (due on October 4, 2005) with interest at 10% per annum and featured an option for the Company to extend the term for an additional 60 days to December 2, 2005.

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount is being accreted as interest expense to October 3, 2005, their earliest date of redemption.

On October 4, 2005, the Company elected to extend the maturity date of the Bridge II Notes for an additional 60 days to December 2, 2005 which caused the contractual interest rate would increase to 12% per annum. In addition, the Company was required to issue 42,388 additional warrants (the "Bridge II Extension Warrants"). The Bridge II Extension Warrants, feature a term of 5 years and an exercise price of $1.74 per share. The Bridge II Extension Warrants have a fair value of $65,388. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $2.40; risk-free interest rate of 3.10%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

The Company did not redeem the Bridge II Notes on December 2, 2005 and, as a result, the notes automatically became convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. The Bridge II Notes remained outstanding subsequent to the date of their maturity but were ultimately surrendered as payment for Series A-1 Preferred stock as described below. Accordingly, the Company recorded a charge of $2,543,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27, which is included in interest in the accompanying statement of operations for the year ended December 31, 2005.

Contractual interest expense on the Bridge II Notes amounted to $123,244 and $171,434 for the year ended December 31, 2006 and 2005, respectively and is included as a component of interest expense in the accompanying statement of operations.

As of December 31, 2006, $2,343,000 of the Bridge II Notes were surrendered as payment for 2,928,750 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 17). With the surrender of the Bridge II Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, the conversion options associated with the surrendered Bridge II Notes are no longer exercisable and have been cancelled. As of December 31, 2006, $200,000 of the Bridge II Notes remain outstanding.

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005, and continuing through December 31, 2005, the Company completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 87,235 shares of common stock (the "Bridge III Warrants"). The warrants have a term of 5 years and an exercise price of $1.74 per share. Prior to maturity, the Junior Convertible Promissory Notes would have been convertible into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted. The Company did not complete a financing transaction prior to the final maturity date of the notes.

In accordance with APB 14, the Company allocated $4,646,405 of the proceeds to the Bridge III Notes and $587,595 of proceeds to the Bridge III Warrants. The difference between the carrying amount of the Bridge III Notes and their contractual redemption amount was being accreted as interest expense to various dates from November 1, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $20,909 and $566,686 for the years ended December 31, 2006 and 2005, respectively, and are included as a component of interest expense in the accompanying statements of operations.

The Bridge III Notes had an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate increased to 12% per annum, and the Company was required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants, issued upon extension of the maturity date of the Junior Convertible Promissory Notes, feature a term of 5 years and an exercise price of $1.74 per share. In addition, any Bridge III Notes not paid in full on or before their extended maturity date, become automatically convertible into 0.128 shares of the Company's common stock for each $1.00 of principal then outstanding.

Beginning on October 29, 2005, the Company elected to extend the contractual maturity date of $2,400,000 of Bridge III Notes for an additional 60 days to various dates beginning December 28, 2005, which caused the contractual interest rate to increase to 12% per annum. Accordingly, the Company was required to issue 40,000 additional warrants with a fair value of $67,537 during the year ended December 31, 2005 and an additional 39,917 warrants (together, the Bridge III Extension Warrants") with a fair value of $48,149 during the year ended December 31, 2006. The Bridge III Extension Warrants have a term of five years and an exercise price of $1.74 per share. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $1.95 to $2.40; risk-free interest rate of 3.10% to 3.44%; expected dividend yield zero percent; expected warrant life of three years; and current volatility of 125%.

The aggregate fair value of the warrants was recorded as interest expense in the accompanying statement of operations for the year ended December 31, 2006. The fair value of the Bridge III Extension Warrants was amortized over the respective 60 day extension periods. Amortization of the aforementioned values amount to $59,106 and $56,860 for the years ended December 31, 2005 and December 31, 2006, respectively and is included as a component of interest expense in the accompanying statements of operations.

During the year ended December 31, 2005, the Company did not redeem $1,850,000 of Bridge III Notes with contractual maturity dates occurring through December 31, 2005. As a result, these notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. These Bridge III Notes remained outstanding subsequent to the date of their maturity but were ultimately surrendered as payment for Series A-1 Preferred Stock as described below. Accordingly, the Company recorded a charge of $1,850,000 during the year ended December 31, 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. The charge was recorded as interest expense in the accompanying statement of operations for the year ended December 31, 2005.

The Company also did not redeem $550,000 of Bridge III Notes with contractual maturity dates that occurred through March 27, 2006. As a result, these Bridge III Notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. These Bridge III Notes remained outstanding subsequent to the date of their maturity but were surrendered as payment for Series A-1 Preferred stock as described below. Accordingly, the Company recorded a charge of $192,000, in the three months ended March 31, 2006, based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. The charge was recorded as interest expense in the accompanying statement of operations for the year ended December 31,2006.

As of December 31, 2006, all of the Bridge III Notes were surrendered as payment for 6,542,500 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 17).

Contractual interest expense on the Bridge III Notes amounted to $153,036 and $172,816 for the years ended December 31, 2006 and 2005, respectively, and is included as a component of interest expense in the accompanying statement of operations.

The Company sold these securities to Apex, Northwestern, and Advanced Equities. Funding for the Bridge III Notes included the conversion of $1,650,000 of stockholder advances made during the period March 30, 2005 to June 30, 2005 into Bridge III Notes.

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $540,000 in additional gross funds (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes") in the amount of $720,001. The 2006 Bridge Note agreement provided for these notes to automatically convert into the same securities (consisting of shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series A Preferred Financing (Note 17). On March 27, 2006 (the date of the first closing of the Series A Preferred Financing), the 2006 Bridge Notes were converted into 7.2 Units in the Series A Preferred Financing described below. The $180,000 difference between the gross proceeds received upon the original issuance of the notes and the redemption amount was recorded as interest expense during the year ended December 31, 2006.

Additionally, the Company paid Laidlaw & Company (UK) Ltd. (Laidlaw), as placement agent in the transaction, a fee of $54,000 in conjunction with the 2006 Bridge Note Financing. This fee was fully amortized and recognized as interest expense during the year ended December 31, 2006.

INTERIM BRIDGE FINANCING IV

Beginning on July 18, 2006 and continuing through September 15, 2006, the Company obtained interim financing ("Interim Bridge Financing IV") totaling $1,000,000 from Apex. This Interim Bridge Financing IV automatically converted into securities (consisting of shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series B Preferred Financing (see Note 18). On October 13, 2006, (the date of the first closing of the Series B Preferred Financing), the Interim Bridge Financing IV was converted into 10 Units in the Series B Preferred Financing described in Note 18 below.

NOTE 12 - RELATED PARTY TRANSACTIONS

LIABILITIES DUE TO FORMER CHAIRMAN AND OFFICERS/STOCKHOLDERS

The Company's former non-executive chairman surrendered $254,152 of liabilities due to him by the Company for expense reimbursements and other working capital advances made to the Company as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 17).

A former officer of the Company surrendered $1,180,991 of liabilities due for expense reimbursements, payroll and various other loans and advances made to the Company as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 17). A portion of these liabilities were previously classified as notes payable to creditors of acquired business.

CONSULTING AGREEMENT PAYABLE

On June 8, 2005, the Company negotiated a settlement regarding a consulting agreement payable with a related party. The terms of the settlement agreement terminated the prior agreement and reduced the remaining payments due under the contract to $150,000 including a $50,000 payment that was made upon the execution of the agreement and two additional $50,000 payments including one to be made upon the completion of a follow-on-financing by the Company and one not later than September 30, 2005. The $150,000 reduction in payments was recorded as a reduction of general and administrative expense during the year ended December 31, 2005. Additionally, the settlement agreement terminated an obligation for the Company to issue 3,334 shares of unrestricted stock. The stock issuable under this commitment was recorded in 2004 as common stock issued in lieu of cash for services in the amount of $78,900. The rescission of the stock issuable under this arrangement resulted in an additional reduction of $78,900 in general and administrative expenses during the year ended December, 31, 2005.

The payment due on September 30, 2005 was not made by the Company. The $100,000 balance due under this arrangement has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring described in Note 17.

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent (in connection with the acquisition described in Note 4) include $554,202 that is payable to related parties for settlements of accrued payroll, notes payable and other payables that remain outstanding at December 31, 2006. The original amount of these notes amounted to $2,602,913. Aggregate interest expense on these notes amounted to $90,184 and $155,959 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, $1,795,930 of the notes payable to creditors of acquired business were surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring (Note
17). As of December 31, 2006, $799,982 of the notes payable remain outstanding.

NOTE 13 - DEFERRED REVENUE

Deferred revenue at December 31, 2006 includes (1) $59,674 for the fair value of remaining service obligations on maintenance and support contracts and (2) $104,621 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.

NOTE 14 - SETTLEMENT WITH PATRICK J. ALLIN, FORMER CHIEF EXECUTIVE OFFICER

On June 6, 2005, the Company entered into a settlement of certain employment and indemnification related claims brought by Patrick J. Allin, ("Mr. Allin") the Company's former Chief Executive Officer and former member of its Board of Directors, against the Company during the year ended December 31, 2004. The Settlement Agreement and Mutual Release dated June 2, 2005, among the Company, Mr. Allin and The Allin Dynastic Trust, called for the Company to pay to Mr. Allin, in settlement of all claims, an aggregate payment of $1,150,000 payable in an initial installment upon execution of the Settlement Agreement and Mutual Release and (ii) $950,000 payable in cash and/or a promissory note upon the consummation of a follow-on-financing by the Company. The Company accrued an aggregate of $933,493 in amounts repayable to Mr. Allin up through the date of his termination in February 2004.

The difference between the amounts accrued and the cash settlement, which difference amounts to $216,507, was recorded in general and administrative expense in the quarter ended March 31, 2004. The amount payable to Mr. Allin under this provision of the settlement, totaling $1,130,022, was presented net of the $200,000 payment that was made upon the execution of the agreement and includes $48,522 of interest and $130,500 of penalties accrued during the year ended December 31, 2005.

Pursuant to the Settlement Agreement and Mutual Release, the Company also agreed to purchase from Mr. Allin and The Allin Dynastic Trust an aggregate of 133,334 shares of the Company's common stock as follows: (i) 66,667 shares (the "Initial Shares") through the issuance of 8% promissory notes in the aggregate principal amount of One Million Six Hundred Thousand Dollars ($1,600,000) and (ii) 66,667 shares (the "Remainder Shares") through a cash payment from the proceeds of a follow-on-financing by the Company, at a price per share equal to the lesser of
(a) $15.00 per share or (b) 90% of the issue price or conversion price, as the case may be, of the security issued in a follow-on-financing, provided however that in the event that 90% of the issue price or conversion price, as the case may be, of the security issued in the follow-on-financing is less than $15.00 per share, Mr. Allin and/or The Allin Dynastic Trust may, at their option, decline to sell any or all of the Remainder Shares to the Company.

As of December 31, 2005, the fair value of the Company's common stock was $1.50 per share, which resulted in a reduction of the charge for the intrinsic value of the put right associated with the Remainder Shares granted on June 6, 2005 to $0. Such reduction is presented as a change in the intrinsic value of put right in the accompanying statement of operations for the year ended December 31, 2005.

Effective January 1, 2006, the Company and Mr. Allin and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims under the creditor and claimant liabilities restructuring (Note 17). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.

NOTE 15 - ACCOMMODATION AGREEMENT

In November 2002, the Company entered into a financing arrangement with a third party financial institution (the "Lender"), pursuant to which the Company would borrow $950,000 under a note to be collateralized by the pledge of 31,667 shares of registered stock from five different stockholders. In connection with this arrangement, the Company executed a series of Accommodation Agreements with these stockholders wherein each stockholder pledged their shares in return for the right to the return of the pledged shares, or replacement shares in the event of foreclosure, and one additional share of common stock for every four shares pledged as compensation. The Company received approximately $450,000 of proceeds under the note and provided the Lender the pledged shares. No additional proceeds were provided by the Lender. The Company accounted for the Lender's failure to fund the facility and return the pledged shares as a foreclosure on the loan collateral and recorded a $1,047,728 loss during the year ended December 31, 2002. In 2003, the Company issued 40,000 replacement shares to the five stockholders for which the Company recorded an additional loss of $2,210,272 during the year ended December 31, 2003 for the difference between the loss the Company recorded upon the Lender's foreclosure of the collateral and the aggregate fair value of the replacement shares.

The Accommodation Agreements provided for the Company to pay a penalty in the event of its failure to cause the replacement shares to be registered on or before March 31, 2003. As a result, the Company recorded stock based penalties for the fair value of 15,000 shares per quarter through December 31, 2005. The total stock-based penalties associated with the Accommodation Agreements from April 2003 to December 31, 2005 amounted to $3,318,975. An aggregate of 165,000 shares were issuable through December 31, 2005 under the stock-based penalties associated with the Accommodation Agreements.

Additionally, the accommodating stockholders had filed, in October 2005, a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, alleging breach of certain accommodation agreements between the plaintiffs and the Company and were seeking damages in an amount not less than $14,000,000, plus interest and reasonable attorneys' fees and costs. In November 2005, a default was entered against the Company in this matter. On March 27, 2006, the Company judgment entered into an agreement to release and resolve all outstanding claims between itself and the accommodating stockholders as part of the creditor and claimant liabilities restructuring (Note 17).

Under the terms of the settlement agreement, the Company issued 3,000,000 shares of its Series A-1 Preferred stock to the accommodating stockholders, plus $125,090 in cash for legal fees, in lieu of the 165,000 shares of common stock that were issuable to the stockholders under the penalty agreement. The Company recorded a $2,228,090 loss reserve at December 31, 2005 with respect to this settlement, which represents the difference between $2,400,000 for the fair value of 3,000,000 Series A-1 shares issued in the settlement plus $125,090 in cash less the settlement date fair of the common stock that was issuable under the penalty arrangement. The Company reclassified the $2,400,000 liability payable in stock to stockholders equity upon the issuance of the Series A-1 shares on March 27, 2006.

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

The Company received $40,012 of funds but was unable to recover the Pledged Stock on the Termination Date. In addition, due to a delay in registering all of the shares under this arrangement, the Company entered into a secondary agreement with the Pledging Stockholder providing for: (1) the immediate issuance of the Replacement Shares and Premium Shares; (2) registration of the Replacement Shares, Premium Shares and Held Stock; (3) the retroactive accrual of a penalty from May 2, 2004 through the date the registration statement is filed payable in such number of shares that is equal to 15% of the Held Stock (prorated for each fraction of a year); and (4) the accrual of an additional penalty from April 2, 2005 through the date the registration statement is filed equal to 15% of the Replacement Stock and Premium Stock (prorated for each fraction of a year).

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (29,684 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded charges of $8,560 and $81,928 during the year ended December 31, 2006 and 2005, respectively for the fair value of 4,452 and 4,353 shares issuable during the year ended December 31, 2006 and 2005, respectively to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under loss on collateralized financing arrangement in the accompanying statements of operations.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Effective January 1, 2006, the Company and Mr. Allin, former Company Chief Executive Officer, and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims, including claims related to the settlement agreement entered into in 2005 which settled certain employment and indemnification related claims brought against the Company in 2004, under the creditor and claimant liabilities restructuring (Note 17). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Mr. Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. On April 24, 2006, the Company and Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring (Note 17).

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

On May 4, 2006, Patron became aware that Lok Technologies, Inc. had filed a complaint on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants in the Superior Court of California, County of Santa Clara alleging breach of contract, breach of duty of good faith and fair dealing and unjust enrichment and seeking damages, interest, disgorgement of any unjust enrichment, attorneys fees and cost. Prior to receipt of this notice of litigation, the Company had recorded a note payable of approximately $320,000 plus accrued interest of $159,432. The trial date is currently set for June 2007. The Company believes that it has defenses to these claims. The Company cannot provide any assurance that the ultimate settlement of this claim will not have a material adverse affect on its financial condition.

The Company, from time to time, is involved in disputes arising in the ordinary course of its business. The Company does not believe that any such disputes are likely to have any material impact on the Company's financial position and results of operations.

The Company was previously subject to an investigation by the SEC. On February 1, 2007, the Securities and Exchange Commission issued a letter to the Company indicating that the SEC's investigation of the Company has been terminated and that no enforcement action has been recommended to the Commission.

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

Future minimum rental payments, excluding the Company pro-rata share of maintenance and operating charges under this arrangement are as follows:

         For the year ended December 31,
         -------------------------------
                      2007                      $   48,760
                      2008                          48,760
                      2009                          48,760
                      2010                          12,190
                                                ----------
                      Total                     $  158,470
                                                ==========

BRADEN WAVERLEY, CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), to serve as the Company's Chief Operating Officer. Mr. Waverley became the Company's Chief Executive Officer on January 18, 2007 and the terms of the Waverley Agreement remain in force. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. The bonus milestones were not met during the year ended December 31, 2006. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). The Waverley Initial Grant is for 73,371 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement (Note 19).

BRETT NEWBOLD, PRESIDENT AND CHIEF TECHNOLOGY OFFICER - EMPLOYMENT AGREEMENT

On February 28, 2005, the Company entered into an employment agreement with Brett Newbold ("Mr. Newbold") in connection with Mr. Newbold's employment for a one-year term, subject to automatic renewal, commencing on February 28, 2005, as President and Chief Technology Officer. Mr. Newbold will receive a minimum annual base salary of $190,000 during each fiscal year of the agreement, subject to adjustment on an annual basis by the Board. In the event that his employment is terminated, Mr. Newbold shall continue to receive his base salary and shall be entitled to continued participation in our executive benefit plans for a period of six (6) months. Mr. Newbold is eligible to receive (i) an annual bonus of 50% of his annual base salary if certain financial performance measures are attained and (ii) such discretionary bonuses as may be authorized by the Board from time to time for executive employees. The bonus milestones were not met during the year ended December 31, 2006. Mr. Newbold also is eligible to participate in stock option and other employee benefit plans of the Company that may be in effect from time to time.

Mr. Newbold's employment agreement will terminate on the expiration of the agreement's term, his death, or delivery of written notice of termination by the Company to Mr. Newbold if he were to suffer a permanent disability rendering him unable to perform his duties and obligations under the agreement for 90 days in any 12-month period. The Company can terminate Mr. Newbold's employment by delivery of written notice of such termination "for cause" or "without cause" (as such terms are defined in his employment agreement to Mr. Newbold. Mr. Newbold can terminate his employment by delivery of written notice of termination "for good reason" (as defined in his employment agreement) to the Company. Mr. Newbold agrees not to compete with the Company or solicit certain of its employees or clients for a period of two years after the termination of his employment.

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), the Company's Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the board of directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. The bonus milestones were not met during the year ended December 31, 2006. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate 1.25% of the outstanding shares of the Company's common stock on the date of grant ("Johnson Initial Grant"). The Johnson Initial Grant is for 26,204 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement (Note 19).

ROBERT CROSS - BONUS ARRANGEMENT

On March 7, 2006, the board of directors, in executive session without Mr. Robert Cross ("Mr. Cross"), the Company's then Chief Executive Officer, being present, approved a bonus arrangement ("Bonus Arrangement") for Mr. Cross. The Bonus Arrangement provided for (i) a cash bonus equal to $200,000, grossed up for taxes (the "Cash Bonus"), (ii) the Cash Bonus would be payable only after agreement has been reached with creditors holding the applicable percentage of the Company's creditor obligations agree to convert their obligations under the creditor and claimant liabilities restructuring (Note 17) and when the funding escrow established by Laidlaw under the Series A Preferred Financing transaction has been released (the "Eligibility Date"), and (iii) 50% of the Cash Bonus would be paid on the Eligibility Date, and the other 50% would be paid in ten equal monthly installments beginning one month following the Eligibility Date. Mr. Cross would be granted a stock option in an amount representing an aggregate 2.5% of the outstanding shares of Company common stock following the completion of the Company's recapitalization under the creditor and claimant liabilities restructuring. The service conditions associated with Mr. Cross' employment as a result of this arrangement were modified to ensure that his employment with the Company would be extended beyond June 30, 2006 for an additional period of time sufficient for him to (i) complete the creditor and claimant liabilities restructuring, (ii) raise additional working capital and (iii) transition his position to a new Chief
Executive Officer. The Company accrued the unpaid balance of the bonus at December 31, 2006, Mr. Cross' last date of payroll as CEO of the Company. The total amount of Mr. Cross' bonus is $278,558 of which $107,293 remained unpaid at December 31, 2006 and is included in accrued expenses in the accompanying balance sheet.

NOTE 17 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

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

On July 21, 2006, the Board of Directors authorized the completion of the Creditor and Claimant Liabilities Restructuring program. Under this program, claims totaling $24,467,871 were settled for 36,993,054 shares of Series A-1 Preferred Stock. The Company recorded net gains with respect to all claims and liabilities settled under this program in the aggregate amount of $1,853,055. The Series A-1 Preferred shares were automatically converted into 12,331,056 shares of the Company's common stock on July 31, 2006 following the Company's effectuation of a 1-for-30 reverse stock split.

The following table provides a summary of all claims settled by category with the (gain) loss recognized on the settlement:

                                              Series A-1     Fair Value
           Settlement Category               Stock Issued     of Stock      Claim Amount     (Gain)/Loss
------------------------------------------   ------------   ------------    ------------    ------------
General Creditors ........................     22,246,601   $ 13,283,857    $(18,072,357)   $ (4,788,500)
Former Officer/Stockholder ...............      1,549,526        929,716      (1,180,991)       (251,275)
Former Non-Executive Chairman ............        315,438        252,350        (254,152)         (1,802)
Stockholders under Accommodation Agreement      3,000,000      2,400,000      (2,400,000)           --
Mr. Allin and the Allin Dynastic Trust ...      2,500,000      1,500,000      (1,317,089)        182,911
Other Claimants ..........................      7,381,489      4,248,893      (1,243,282)      3,005,611
                                             ------------   ------------    ------------    ------------
                                               36,993,054   $ 22,614,816    $(24,467,871)   $ (1,853,055)
                                             ============   ============    ============    ============

The fair value of the Series A-1 shares issued in settlements reached prior to June 30, 2006 amounted to $.60 per share, based on a comparison of the features of these shares to similar shares sold in private placement transactions to unrelated parties for cash and the trading price of the Company's shares at the time of the settlements. Series A-1 shares issued in settlements reached in July 2006, which principally includes the Company's former non-executive chairman, were valued at $0.80 per share commensurate with an increase in the trading price of the Company's common stock. These agreements effectuated a complete settlement of these debts, claims and liabilities and the mutual release of the parties with respect thereto.

The Company accounted for the extinguishment of liabilities payable to general creditors in accordance with SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," due to the fact that the holders of these notes granted to Company concessions intended to alleviate its immediate liquidity constraints. These concessions that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note
18) that resulted in an infusion of cash that was needed to sustain operations.

Claimants other than Mr. Allin and the Allin Dynastic Trust that participated in the settlement include certain parties that were previously engaged in litigation with the Company including the Sherleigh Associates Profit Sharing Plan to which the Company issued 2,312,500 shares for a settlement loss of $1,387,500, Richard Linting to whom the Company issued 1,777,261 shares for a settlement loss of approximately $773,000 and the holders of the Marie Graul claim to whom the Company issued 1,164,461 shares for a settlement loss of approximately $698,000.

OTHER LIABILITIES SETTLEMENTS

The Company also settled $660,494 of other liabilities for $28,140 in cash and a $32,500 note during the year ended December 31, 2006 for which it recorded net gains in the amount of $599,854.

NOTE 18 - STOCKHOLDERS' EQUITY

AMENDMENT TO CERTIFICATE OF INCORPORATION AND AUTHORIZED SHARE CAPITAL

On March 1, 2006, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred

Stock designating the rights, preferences and privileges of 2,160 shares of Series A Convertible Preferred Stock and 50,000,000 shares of Series A-1 Convertible Preferred Stock.

On October 12, 2006, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock designating the rights, preferences and privileges of 2,000 shares of Series B Convertible Preferred Stock. The Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock was amended on January 24, 2007.

A description of each class of the Company's authorized capital stock following the most recent amendment to its Certificate of Incorporation is as follows:

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share and carries a dividend of 10% per annum with such dividend accruing on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Cumulative dividends on the Series A Preferred, which have not been declared by the board of directors, amount to $368,471 at December 31, 2006.

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

The Series A-1 Preferred is not convertible at the option of the holder. Each share of Series A-1 Preferred automatically converted into the Company's common stock, at a conversion price of $2.40 per share based on the stated value of the Series A-1 Preferred, upon the effectiveness of the amendment to the Company's certificate of incorporation which provided for a sufficient number of authorized shares to permit the exercise or conversion of all issued and outstanding shares of Series A Preferred, Series A-1 Preferred and all options, warrants and other rights to acquire shares of the Company's common stock.

Through December 31, 2006, the Company has issued 36,993,054 shares of Series A-1 Preferred Stock which converted on July 31, 2006 upon the effectiveness of the amendment to the Company's Second Amended and

Restated Certificate of Incorporation to affect a 1-for-30 reverse stock split, into 12,331,056 shares of the Company's newly split common stock.

SERIES B PREFERRED STOCK

We have designated 2,000 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis and is payable only (i) at such time as declared payable by the board of directors or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series B Preferred Stock and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to liquidation and dividend rights. Cumulative dividends on the Series B Preferred, which have not been declared by the board of directors, amount to $77,448 at December 31, 2006.

The Series B Preferred Stock is convertible, at the option of the holder, into shares of Common Stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price) of $0.82 based on the stated value of the Series B Preferred Stock, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance. We are obligated to register the Conversion Shares within 90 days of completion of the issuance of the Series B Preferred Stock.

The Series B Preferred Stock is mandatorily convertible at the then applicable conversion price ("Conversion Price") into shares of Common Stock at the then applicable Conversion Price on the date that: (i) there shall be an effective registration statement covering the resale of the Conversion Shares, (ii) the average closing price of Common Stock, for a period of 20 consecutive trading days is at least 250% of the then applicable Conversion Price, and (iii) the average daily trading volume of Common Stock for the same period is at least 8,334 shares.

The Series B Preferred Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series A Preferred and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCKS

PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

The Investor Warrants have a term of 5 years and an exercise price of $1.85 per share. Each Investor Warrant entitles the holder thereof to purchase 13,888.9 shares of the Company's common stock (the "Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series A Preferred. The Company was obligated to include the Conversion Shares and the Warrant Shares in the Registration Statement originally filed on July 24, 2006. The Conversion Shares and the Warrant Shares have piggyback registration rights.

In connection with the Series A Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series A Preferred Placement Agent"). Laidlaw received, in its role as Series A Preferred Placement Agent,
(i) a cash fee equal to 10% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series A Preferred issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants have a term of 5 years and an exercise price of $1.85 per share. Additionally, the Company paid the Series A Preferred Placement Agent a non-accountable expense allowance of $25,000. The Agent Warrants have a fair value of $274,393. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $0.80; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

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

On March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount was comprised of $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company also issued Agent Warrants to Laidlaw exercisable for 198,375 shares of common stock. The Investor Warrants have a fair value of $857,908. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $1.71; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

On April 3, 2006, the Company consummated an additional closing of the Series A Preferred Financing with the closing of funds totaling $355,000, resulting in the issuance of 71 shares of Series A Preferred Stock and 49,306 common stock purchase warrants. The Investor Warrants issued in this additional closing have a fair value of $95,102. Assumptions relating to the estimated fair value of these warrants are as follows: risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

The completion of the Series A Preferred Financing was conditioned upon, among other things, the Company's completion of the creditor and claimant liabilities restructuring in an amount and on terms satisfactory to the Placement Agent. In order to make these funds available to the Company in connection with the completion of the creditor and claimant liabilities restructuring, the Company, on March 27, 2006, entered into a post-closing restricted cash escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds. The escrow agent held the funds and made periodic disbursements to the Company on or after the 15th of each calendar month and on or after the last day of each calendar month. The Company was required to provide a detailed schedule of the mid-month, month-end and maximum monthly disbursement amounts to substantiate its requests for a release of any funds. All funds were released to the Company from the escrow account as of June 15, 2006.

Pursuant to the Certificate of Designation for the Series A Preferred Stock, in the event that additional shares of common stock are issued or deemed to be issued at an effective price that is lower than the conversion price of the Series A Preferred Stock, the conversion price for the Series A Preferred Stock shall be reduced to the effective price of such issuance. On November 16, 2006, the Series B Preferred Financing was completed at a conversion price of $0.82 per share as compared to the $2.40 per share conversion price for the Series A Preferred Stock. Pursuant to the terms of the Certificate of Designation for the Series A Preferred Stock the conversion price of the Series A Preferred Stock has been adjusted to $0.90 per share. This change resulted in an additional 3,347,571 shares of Common Stock being reserved for issuance upon the conversion of the Series A Preferred Stock. The Company recorded $589,175 of deemed dividends because the effective adjusted conversion price of the Series A Preferred shares exceeded the fair value of the Company common stock at the time of the completion of the Series B Financing.

As of December 31, 2006, the 964 shares of Series A Preferred Stock outstanding are convertible, as described above, into 5,356,138 shares of Common Stock.

PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK AND WARRANTS

On August 29, 2006, the Company initiated a proposed $5,000,000 financing transaction (the "Series B Preferred Financing") which would, for each $100,000 Unit purchased, result in the issuance of (i) 20 shares of Series B Preferred Stock and (ii) warrants ("Series B Investor Warrants") to purchase Company common stock in an amount equal to 50% of the Conversion Shares. The minimum amount of the Series B Preferred Financing is $3,000,000 ("Series B Minimum Amount") and the maximum amount is $5,000,000. Apex agreed to purchase up to $1,000,000 all of which would be available to fund the Series B Minimum Amount, provided however, in the event that the Series B Preferred Financing was over-subscribed as to the Series B Minimum Amount, then for each $1.00 of such over subscription up to $2,000,000, the Apex funding commitment would be increased by $0.333 to a maximum amount of $1,666,667.

The Series B Investor Warrants have a term of 5 years and an exercise price of $1.03 per share. Each Series B Investor Warrant entitles the holder thereof to purchase up to 50% of the Conversion Shares in Company's common stock (the "Series B Warrant Shares"), subject to anti-dilution provisions similar to those of the conversion rights of the Series B Preferred. The Conversion Shares and the Series B Warrant Shares have piggyback registration rights.

In connection with the Series B Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series B Preferred Placement Agent"). Laidlaw received, in its role as Series B Preferred Placement Agent,
(i) a cash fee equal to 13% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Series B Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series B Preferred issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Series B Investor Warrants issued at each closing. The Series B Agent Warrants have a term of 5 years and an exercise price of $1.03 per share. Additionally, the Company paid $32,750 of Laidlaw's legal expenses associated with the Series B Preferred Financing.

On October 13, 2006, the Company consummated the first closing of the Series B Preferred Financing through the sale of Units, at a per Unit price of $100,000, consisting of (i) 20 shares of Series B Preferred Stock and (ii) Series B Investor Warrants to purchase shares of Common Stock in an amount equal to 50% of the shares issuable upon conversion of the Series B Preferred Stock, in the aggregate amount of $3,082,716. This amount was comprised of $1,027,572 provided by Apex and $2,055,144 provided by parties made available by Laidlaw, the Series B Preferred Placement Agent. The first closing of the Series B Preferred Financing resulted in the issuance of 616.54 shares of Series B Preferred Stock with a conversion price of $1.80 and Series B Investor Warrants to purchase 855,801 shares of Common Stock at an exercise price of $2.40 per share. The Company paid Laidlaw a fee of $280,484 and issued to Laidlaw Series B Agent Warrants to purchase 256,737 shares of Common Stock for its services as the Series B Preferred Placement Agent.

The Investor Warrants issued in the first closing of the Series B have an aggregate fair value of $1,441,620. The Series B Agent Warrants issued in the first closing of the Series B have an aggregate fair value of $432,787. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $2.00; risk-free interest rate of 4.77%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series B Preferred Stock and Series B Investor Warrants issued to the investors in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $1.23 per share. Accordingly, the Company recorded a deemed dividend in the amount of $1,322,623 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

On November 16, 2006, the Company consummated the second closing of the Series B Preferred Financing through the sale of Units in the aggregate amount of $870,000. This amount was comprised of $290,000 provided by Apex and $580,000 provided by parties made available by Laidlaw, the Series B Preferred Placement Agent. The second closing of the Series B Preferred Financing resulted in the issuance of 174 shares of Series B Preferred Stock with a conversion price of $0.82 and Series B Investor Warrants to purchase 530,497 shares of Common Stock at an exercise price of $1.03 per share. The Company paid Laidlaw a fee of $72,085 and issued to Laidlaw Series B Agent Warrants to purchase 159,149 shares of Common Stock at an exercise price of $1.03 per share for its services as the Series B Preferred Placement Agent. The Investor Warrants issued in this second closing of the Series B have an aggregate fair value of $454,414. The Series B Agent Warrants issued in this second closing of the Series B have an aggregate fair value of $137,524. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $1.01; risk-free interest rate of 4.96%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series B Preferred Stock and Series B Investor Warrants issued to the investors in this closing, that the effective conversion price embedded in the Series B Convertible Preferred Shares amounts $0.54 per share. Accordingly, the Company recorded a deemed dividend in the amount of $501,808 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

On November 16, 2006, in conjunction with the second closing of the Series B Preferred Financing at a per share conversion price of $0.82 and an associated Series B Investor Warrant exercise price of $1.03 per share, the conversion price of the Series B Preferred Stock issued in the first closing was adjusted to the $0.82 per share value associated with the second closing and the warrant exercise price of the Series B Investor Warrants issued in conjunction with the first closing was adjusted to $1.03 per share. An additional 1,023,924 Series B Investor Warrants were issued in conjunction with this change. Because of this change, the Company also issued to Laidlaw Series B Agent Warrants to purchase an additional 307,179 shares of Common Stock at an exercise price of $1.03 for its services as the Series B Preferred Placement Agent. The Series B Investor Warrants issued in the first closing along with the additional warrants issued to the investors in the first Series B Preferred closing upon the revision of the conversion price of the Series B Preferred offering and the revision of the warrant exercise price have a fair value of $1,209,596. The Series B Agent Warrants issued in the first closing along with the additional warrants issued because of the second closing revision of the conversion price of the Series B Preferred offering and the revision of the warrant exercise price have a fair value of $387,177. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $1.01; risk-free interest rate of 4.96%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series B Preferred Stock and Series B Investor Warrants issued to the investors in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $0.90 per share. Accordingly, the Company recorded a deemed dividend in the amount of $589,175 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

The Company is obligated to register the shares of Common Stock issuable upon exercise of the Series B Investor Warrants and the Series B Agent Warrants and conversion of the Series B Preferred Stock within 90 days after the completion of the Series B Preferred Financing.

As of November 16, 2006, the 790.54 shares of Series B Preferred Stock outstanding are convertible into 4,820,417 shares of Common Stock.

ADDITIONAL SHARES ISSUED UNDER ANTI-DILUTION PROVISION

Effective April 1, 2006, the Company issued 251,175 shares of common stock under the provisions of an anti-dilution agreement associated with private placements of common stock that occurred in March, August and September 2004.

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On January 28, 2006 the Company issued warrants for 20,000 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $20,316.

On February 13, 2006 the Company issued warrants for 6,000 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $6,634.

On February 21, 2006 the Company issued warrants for 1,250 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $1,382.

On March 1, 2006 the Company issued warrants for 6,417 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $10,029.

On March 17, 2006 the Company issued warrants for 3,750 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $5,861.

On March 22, 2006 the Company issued warrants for 2,500 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 11). The aggregate fair value of these warrants amounted to $3,907.

On March 27, 2006 the Company issued warrants for 620,233 shares at a $1.85 per share exercise price to the investors in the Series A Preferred Financing. Additionally, the Company issued 198,375 common stock purchase warrants at a $1.85 per share exercise price to Laidlaw as placement agent in the Series A Preferred Financing.

On April 3, 2006 the Company issued warrants for 49,306 shares at a $1.85 per share exercise price to Apex in connection with their investment in the Series A Preferred Financing.

On October 13, 2006 and November 16, 2006, the Company issued warrants totaling 1,879,725 shares at a $1.03 per share exercise price to the investors in the Series B Preferred Financing in connection with the first closing of the Series B Preferred Financing.

On October 13, 2006 and November 16, 2006, the Company issued 563,913 common stock purchase warrants at a $1.03 per share exercise price to Laidlaw as placement agent for the first closing in the Series B Preferred Financing.

On November 16, 2006, the Company issued warrants for 530,497 shares at a $1.03 per share exercise price to the investors in the Series B Preferred Financing in connection with the second closing of the Series B Preferred Financing.

On November 16, 2006, the Company issued 159,147 common stock purchase warrants at a $1.03 per share exercise price to Laidlaw as placement agent for the second closing in the Series B Preferred Financing.

NOTE 19 - SHARE-BASED PAYMENTS

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the year ended December 31, 2006, the Company issued stock options to employees to purchase 139,914 shares. These options include a grant on February 17, 2006, to purchase 73,371 shares at $1.65 per share, with a fair value of $96,850, to the Chief Operating Officer of the Company Mr. Braden Waverley, upon the signing of his employment agreement with the Company. Additionally, on February 17, 2006, the Company granted options to purchase 26,204 shares at $1.65 per share, with a fair value of $34,589, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, upon the signing of his employment agreement with the Company.

These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of the agreement. Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: fair value of common stock $1.65; risk-free interest rate of 4.45%; expected dividend yield zero percent; expected option life of four years; and current volatility of 125%. On July 12, 2006, the Board of Directors approved the grant of 40,339 non-qualified stock options to 11 individuals. The exercise price for these options was $1.35, the closing price for the Company's common stock on the date of grant, July 12, 2006.

The fair value of the unvested portion of stock options at December 31, 2006 is $531,132 with a weighted-average remaining vesting period of 2.9 years.

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

2006 PATRON SYSTEMS, INC. STOCK INCENTIVE PLAN

On July 21, 2006, the stockholders of the Company approved the 2006 Patron Systems, Inc. Stock Incentive Plan (the "2006 Stock Plan"). The 2006 Stock Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors, and consultants. The 2006 Stock Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The 2006 Stock Plan authorizes and reserves 5,600,000 shares for issuance of options that may be granted under plan.

In accordance with the 2006 Stock Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISO's and NSO's, respectively, as determined by the board of directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.

Options issued under the 2006 Stock Plan have a term up to ten-years and generally become exercisable over a four-year period.

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Stock Plan. No participant in the 2006 Stock Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 1,500,000 shares in the aggregate in any calendar year.

As of December 31, 2006, no options have been granted from the 2006 Stock Plan.

NON-PLAN STOCK OPTION GRANTS

As described in Note 3, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 3.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2004 have been insignificant. However, the Company's operations and the nature of its business changed substantially during 2005 with the acquisition of businesses and the recruitment of a new Chief Operating Officer in 2006. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 84% of outstanding options will vest annually. Unearned compensation relating to options granted through December 31, 2005 has been adjusted to reflect this assumption. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

A summary of option activity for the year ended December 31, 2006 is as follows:

                                                                               WEIGHTED-
                                                              WEIGHTED-         AVERAGE
                                                               AVERAGE         REMAINING
                                                              EXERCISE        CONTRACTUAL
               OPTIONS                        SHARES            PRICE             TERM
---------------------------------------   --------------    --------------   --------------
Outstanding at January 1, 2006 ........          428,022    $        21.09        7.7 years
Granted ...............................          189,914    $         1.78             --
Exercised .............................             --                --               --
Forfeited or expired ..................          (85,300)   $         7,74             --
Outstanding at December 31, 2006 ......          532,636    $        16.34        6.5 years
Exercisable at December 31, 2006 ......          400,312    $        20.08        5.4 years


At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable, based on the December 29, 2006 closing price of the Company common stock ($0.35 per share) amounted to $2,000 and $2,000, respectively. In addition the table includes 156,670 fully vested and non-forfeitable stock options outstanding that it issued to non-employees through December 31, 2005. As of December 31, 2006, these options have a weighted average exercise price of $17.39, weighted average remaining contractual term of 6.1 years and an aggregate intrinsic value of $0.

The weighted-average grant-date fair value of the 189,914 stock options granted during the year ended December 31, 2006 amounted to $1.26 per share. The Company granted 190,514 stock options with a weighted average grant-date fair value of $7.85 per share or a total fair value of $1,495,158 during the year ended December 31, 2005. There have also not been any exercises of stock options to date. The total fair value of options vested during the year ended December 31, 2006 amounted to $397,277. Additionally, the Company did not capitalize the cost associated with stock based compensation.

Stock based compensation expense to non employees for services rendered during the year ended December 31, 2006 amount to $163,120 including $63,120 for the fair value of 50,000 stock options with an exercise price of $2.40 per share which are fully vested and have a term of 3 years and 50,000 shares of common stock with an aggregate fair value of $100,000. Assumptions relating to the estimated fair value of the stock options granted to non-employees during the year ended December 31, 2006 are as follows: Fair value of common stock of $1.80, risk-free interest rate of 4.98%; expected dividend yield of zero percent; expected option life of three years; and current volatility of 125%. These options were recorded in accordance with measurement guidelines provided for under EITF 96-18.

Aggregate stock based compensation to employees and non employees amounted to $523,915 for the year ended December 31, 2006.

Stock based compensation expense to non-employees amounted to $1,239,083 during the year ended December 31, 2005, including $708,750 relating to stock options and $530,333 relating to issuances of common stock for services. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18. Assumptions relating to the estimated fair value of the stock options granted to non-employees during the year ended December 31, 2005 are as follows: fair value of common stock of $2.70; risk-free interest rate of 3.83%; expected dividend yield of zero percent; expected option life of 3 years; and current volatility of 125%.

REVERSE STOCK SPLIT

On July 31, 2006, the Company effected an equity restructuring through a 1-for-30 reverse stock split of its common stock. The Company split adjusted both the exercise price and number of shares underlying its outstanding employee stock options in accordance with stock option agreement equity restructuring provisions, which include adjustments for stock splits. The Company applied the guidance specified in paragraph 54 and the related implementation guidance included in Appendix A of SFAS 123(R) to evaluate whether the equity restructuring and modification of awards resulted in an increase in the fair value of such awards and whether additional compensation cost should be recognized. In accordance with SFAS 123(R) awards that are modified in equity restructurings pursuant to existing anti-dilution provisions generally do not result in the recognition of additional compensation cost. The Company evaluated the effect of the reverse-split on the fair value of existing stock options before and after the equity restructuring in accordance with the equity restructuring guidelines. As a result, the Company determined that it is not required to record additional stock-based compensation cost.

NOTE 20 - DISCONTINUED OPERATIONS

SALE OF LUCIDLINE

LucidLine, Inc. ("LucidLine") was a provider of bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services. The acquisition of LucidLine was intended to supply the Company with the expertise needed to establish a homeland security architecture, risk and vulnerability assessment evaluation services and the development and operation of the homeland security data center solutions originally contemplated in the business plan. The actual results were substantially different. The Company was unable to find any parties interested in its homeland security data center solutions, its risk and vulnerability assessment services and its homeland security architecture business. Additionally, LucidLine's commercial data backup and storage business was not growing sufficiently to cover the costs of operating the business.

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

Having made this decision, the Company's management undertook a thorough review of all areas of its business, including the revenue, pricing, supplier contracts and all other aspects of the LucidLine business unit, in an attempt to further cost-reduce the already cost-reduced business which had approximately $65,000 per month in negative cash flow. While this effort reduced the potential negative cash flow to approximately $35,000 per month through additional cost reductions, price increases and improved contract management, this negative cash flow would still result in a substantial drain on the Company's very limited cash resources. On the basis of this analysis, the Company decided to sell the business to a party who would purchase LucidLine and assume LucidLine's customer and supplier contract commitments. Based on these factors, the Company undertook an effort to identify a prospective acquirer of this business. In March 2006, Walnut Valley, Inc. agreed to acquire the legal entity and all of LucidLine's customer and supplier contract commitments for a substantial discount from the price the Company paid in February 2005. As the Company had found no other interested buyers and would have incurred a cash cost to shutdown the business far in excess of $50,000, the Company decided to sell the LucidLine business to Walnut Valley.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc., pursuant to which the Company sold all of the outstanding shares of LucidLine to Walnut Valley, Inc. for aggregate consideration of $50,000 consisting of a cash payment in the amount of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in favor of the Company. The Company originally purchased LucidLine in February 2005 for $3,940,000 including cash of $200,000 and 146,667 shares of common stock with a fair value of $3,740,000.

During the period from the acquisition of LucidLine on February 25, 2005 through December 31, 2005, LucidLine generated revenue of approximately $227,000, incurred a net loss of approximately $1.4 million and used net cash in operations of approximately $1.4 million. For the period from January 1, 2006 to March 31, 2006, LucidLine generated revenue of approximately $99,000, a net loss of approximately $105,000 and used net cash in operations of approximately $194,000. Additionally, the Company recognized a loss on disposal of $75,920.

                                          January 1, 2006     February 25, 2005
                                               through             through
                                           March 31, 2006     December 31, 2005
                                         -----------------    -----------------

Revenue ..............................   $          99,167    $         227,494
Cost of sales ........................              91,601              698,397
                                         -----------------    -----------------
   Gross profit (loss) ...............               7,566             (470,903)
Operating expenses ...................             111,992              907,074
                                         -----------------    -----------------
   Loss from operations ..............            (104,426)          (1,377,977)

Other income/(expense) ...............                (538)              (4,753)
                                         -----------------    -----------------
   Loss before income taxes ..........            (104,964)          (1,382,730)
Income taxes .........................                --                   --
                                         -----------------    -----------------
   Net loss ..........................   $        (104,964)   $      (1,382,730)
                                         =================    =================


POLICYBRIDGE CLASSIFICATION AS A DISCONTINUED OPERATION

During December 2006, the Company made an affirmative decision to exit and actively pursue a plan to sell its PolicyBridge software product business. As a result of this decision, the Company has classified its PolicyBridge software product business as a discontinued operation in its financial statements as of December 31, 2006 in accordance with SFAS 144.

During the period from the acquisition of the PolicyBridge product in the Entelagent acquisition on March 30, 2005 through December 31, 2006, PolicyBridge generated revenue of approximately $547,000, incurred a net loss of approximately $4.4 million and used net cash of over $2.7 million. For the year ended December 31, 2006, PolicyBridge generated revenue of approximately $311,000, incurred a net loss of approximately $1,932,000 and used net cash of approximately $1.4 million. The net loss for the year ended December 31, 2006 includes $719,636 associated with the write-off of the capitalized PolicyBridge software (Note 7), $61,833 associated with the write-off of the PolicyBridge intangible assets (Note 8) and $210,716 associated with the impairment of the remaining Entelagent acquisition goodwill (Note 5).

                                                               March 30, 2005
                                            Year ended             through
                                         December 31, 2006    December 31, 2005
                                         -----------------    -----------------

Revenue ..............................   $         311,120    $         235,426
Cost of sales ........................              11,520               77,132
                                         -----------------    -----------------
   Gross profit (loss) ...............             299,600              158,294
Operating expenses ...................           1,239,110            1,259,889
Write-off of intangible assets .......             781,470            1,147,125
Goodwill impairment charge ...........             210,716                 --
                                         -----------------    -----------------
   Loss from operations ..............          (1,931,696)          (2,248,720)

Other income/(expense) ...............                --               (225,505)
                                         -----------------    -----------------
   Loss before income taxes ..........          (1,931,696)          (2,474,225)
Income taxes .........................                --                   --
                                         -----------------    -----------------
   Net loss ..........................   $      (1,931,696)   $      (2,474,225)
                                         =================    =================

While management continues to search for a buyer of this business, the Company will continue to provide services under the existing maintenance and support agreements to its PolicyBridge customers.

NOTE 21 - INCOME TAXES

At December 31, 2006, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $31,000,000 expiring at various times through 2026. The Company's determination of the amount of its net operating loss carryforwards includes approximately $11,000,000 associated with acquired business. The Company's net operating losses (including those of the acquired businesses) may be subject to substantial limitations due to the (a) "Change of Ownership" provisions under
Section 382 of the Internal Revenue Code and similar state provisions and (b) delinquencies that the Company has experienced with respect to filing its income tax returns on a timely basis. Such limitations may result in the expiration of the net operating losses prior to their utilization.

The tax effects of significant temporary differences which give rise to the Company's deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                -------------------------------
                                                    2006               2005
                                                ------------       ------------
Net operating loss carry forwards ........      $ 11,803,887       $ 10,000,908
Start-up costs ...........................         7,278,114          7,278,114
Stock options ............................         2,687,527          2,530,339
Accrued compensation and expenses ........         2,602,755          2,447,333
Goodwill impairment ......................         4,794,331          4,794,331
Intangible impairment ....................           632,383            632,383
                                                ------------       ------------
                                                  29,798,997         27,683,408
Valuation allowance ......................       (29,798,997)       (27,683,408)
                                                ------------       ------------
Net deferred tax  asset ..................      $       --         $       --
                                                ============       ============

The increase in the Company's deferred tax assets during the year ended December 31, 2006 includes the effects of deferred tax assets associated with the net operating losses of acquired business. The Company fully reserves for deferred tax assets recorded in purchase accounting. The deferred tax assets and subsequent valuation allowance recorded in purchase accounting were accompanied by a corresponding decrease and increase, respectively, in goodwill at the time the purchase price allocation was recorded. The Company's recorded income benefit, net of the change in the valuation allowance for each of the period presented, is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                    2006                2005
                                                 -----------        -----------
Current
      Federal ............................       $      --          $      --
      State ..............................              --                 --
                                                 -----------        -----------
                                                        --                 --
Deferred
      Federal ............................        (1,851,425)        (8,720,828)
      State ..............................          (264,163)        (1,244,297)
                                                 -----------        -----------
                                                  (2,115,588)        (9,965,125)

Change in valuation allowance ............         2,115,588          9,965,125
                                                 -----------        -----------
                                                 $      --          $      --
                                                 ===========        ===========

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

A reconciliation of the expected Federal statutory rate of 34% to the Company's actual rate as reported for each of the periods presented is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                      2006             2005
                                                   -----------     -----------
Expected statutory rate ........................         (34)%           (34)%
State income tax rate, net of
  Federal benefit ..............................          (3)%            (3)%
Permanent Difference:
  Non-cash interest charges ....................           4 %            15 %
                                                   -----------     -----------
                                                         (33)%           (22)%
Valuation allowance ............................          33 %            22 %
                                                   -----------     -----------
                                                          --              --
                                                   ===========     ===========

NOTE 22 - MAJOR CUSTOMERS

During the year ended December 31, 2006, the Company's top four customers accounted for 25%, 18%, 18% and 13% of net revenues. During the year ended December 31, 2005, the Company's top three customers accounted for 27%, 23% and 17% of net revenues.

The four largest customers in accounts receivable at December 31, 2006 are 24%, 19%, 21% and 20% of accounts receivable.

NOTE 23 - RESTATEMENT OF FINANCIAL STATEMENTS FOR INTERIM PERIODS DURING THE YEAR ENDED DECEMBER 31, 2006

The Company, while undergoing the audit of its consolidated financial statements for the year ended December 31, 2006, became aware of possible misstatements in its unaudited condensed consolidated interim financial statements filed with the Securities and Exchange Commission during the year ended December 31, 2006. On March 6, 2007, the Company's Board of Directors determined that certain amounts reported in its unaudited condensed consolidated interim financial statements for the quarters ended March 31, 2006, and June 30, 2006, and for the six months ended June 30, 2006 and nine months ended September 30, 2006 needed to be restated as described below.

The specific errors that came to management's attention relate to the Company's accounting for certain transactions that occurred during the quarter ended March 31, 2006 and the quarter ended June 30, 2006. Upon review of these transactions, Company management discovered that the accounting for these transactions resulted in a $2,408,250 overstatement of its loss for the quarterly period ended March 31, 2006 and a $593,765 overstatement of its loss for the quarterly period ended June 30, 2006, which also resulted in an overstatement of the year to date losses in the six and nine month periods ended June 30, 2006 and September 30, 2006, respectively.

Specifically,  the Company  recorded  for the three months ended March 31, 2006,
(1) a net loss of $858,213 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $906,987, (2) excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of its Interim Bridge Financing III notes and (3) charged, as interest expense, a $285,050 fee paid to the placement agent in its Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. For the three months ended June 30, 2006, the company recorded a net gain of $371,616 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $965,381. The nature of the adjustments required in the creditor and claimant liabilities restructuring in the quarters ended March 31, 2006 and June 30, 2006, relate to an overvaluation of the Series A-1 preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

The effect of the restatement on the Company's previously issued unaudited condensed consolidated interim financial statements is as follows:

                            Three Months                    Three Months                    Six Months
                               ended                           ended                           ended
                          March 31, 2006                   June 30, 2006                   June 30, 2006
                   ----------------------------    ----------------------------    ----------------------------
                   As Previously        As         As Previously        As         As Previously        As
                     Reported        Restated        Reported        Restated        Reported        Restated
                   ------------    ------------    ------------    ------------    ------------    ------------
Loss/(Gain)
associated
with settlement
agreements .....   $    858,213    $   (906,987)   $   (371,616)   $   (965,381)   $    486,597    $ (1,872,368)

Interest expense   $ (1,615,514)   $   (972,464)   $    (88,421)   $    (88,421)   $ (1,703,935)   $ (1,060,885)

Net loss from
continuing
operations .....   $ (4,400,074)   $ (1,991,824)   $ (1,420,313)   $   (826,548)   $ (5,715,425)   $ (2,713,410)

Net loss
available to
common
stockholders ...   $ (4,400,074)   $ (1,991,824)   $ (1,621,017)   $ (1,027,252)   $ (6,021,091)   $ (3,019,076)

Net loss per
share-
continuing
operations .....   $      (2.06)   $      (0.91)   $      (0.71)   $      (0.44)   $      (2.75)   $      (1.33)

Net loss per
share - total ..   $      (2.11)   $      (0.96)   $      (0.75)   $      (0.47)   $      (2.83)   $      (1.42)

Additional paid
in capital .....   $ 93,922,101    $ 91,513,851    $ 97,792,968    $ 94,790,953    $ 97,792,968    $ 94,790,953

Accumulated
Deficit ........   $(88,788,101)   $(86,379,851)   $(90,409,118)   $(87,407,103)   $(90,409,118)   $(87,407,103)


                            Nine Months
                               ended
                        September 30, 2006
                   ----------------------------
                   As Previously        As
                     Reported        Restated
                   ------------    ------------
Loss/(Gain)
associated
with settlement
agreements .....   $    (93,944)   $ (2,452,909)

Interest expense   $ (1,768,499)   $ (1,125,449)

Net loss from
continuing
operations .....   $ (6,872,302)   $ (3,870,287)

Net loss
available to
common
stockholders ...   $ (7,300,152)   $ (4,298,137)

Net loss per
share-
continuing
operations .....   $      (1.44)   $      (0.83)

Net loss per
share - total ..   $      (1.48)   $      (0.87)

Additional paid
in capital .....   $ 97,468,961    $ 94,466,946

Accumulated
Deficit ........   $(91,688,179)   $(88,686,164)

A) For the quarter ended March 31, 2006, a reduction in the net loss of $2,408,250 ($1.15 per share) and a corresponding reduction in accumulated deficit of $2,408,250 and a reduction of additional paid in capital of $2,408,250.

B) For the quarter ended June 30, 2006, a reduction in the net loss of $593,765 ($0.27 per share) and a corresponding reduction in accumulated deficit of $593,765 and a reduction of additional paid in capital of $593,765.

C) For the six months ended June 30, 2006, a reduction in the net loss of $3,002,015 ($1.41 per share) and a corresponding reduction in accumulated deficit of $3,002,015 and a reduction of additional paid in capital of $3,002,015.

D) For the nine months ended September 30, 2006, a reduction in the net loss of $3,002,015 ($0.61 per share) and a corresponding reduction in accumulated deficit of $3,002,015 and a reduction of additional paid in capital of $3,002,015.

NOTE 24 - SUBSEQUENT EVENTS

MANAGEMENT CHANGES

On January 18, 2007, the board of directors of the Company approved the resignation of Mr. Robert Cross as Chief Executive Officer of the Company, elected Mr. Robert Cross to chairman of the board of directors of the Company and elected Mr. Braden Waverley, the Company's current Chief Operating Officer, to the position of Chief Executive Officer of the Company.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

On January 24, 2007, the board of directors approved the grant of stock options under the 2006 Patron Systems, Inc. Stock Incentive Plan (the "2006 Stock Plan"). A total of 5,270,553 stock options were granted at an exercise price of $0.40 per share (the closing price of the Company's common stock on January 24, 2007). These options have a term of 10 years. The total fair value of this stock option grant is $1,705,918. Assumptions relating to the estimated fair value of these options are as follows: fair value of common stock $0.40; risk-free interest rate of 5.00%; expected dividend yield zero percent; expected option life of four years; and current volatility of 125%. Included in this stock option grant were stock option grants to Mr. Brett Newbold, the Company's President and Chief Technology Officer in the amount of 100,000 shares at an exercise price of $0.40 per shares and a grant to Ms. Heidi Newton, the Company's Vice President-Finance and Administration in the amount of 140,000 shares with an exercise price of $0.40 per share.

STOCK OPTION GRANT TO MR. BRADEN WAVERLEY

Included in the January 24, 2007 stock option grant, the Company issued to Braden Waverley, the Company's Chief Executive Officer, an option granted under the Plan to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.40 per share and an option granted outside of the Plan to purchase 547,121 shares of the Company's common stock at an exercise price of $0.40 per share. Each option has a term of 10 years and vests with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. Each option expires on January 23, 2017. The Company and Mr. Waverley have agreed, pursuant to an amendment dated January 24, 2007, of that certain Employment Agreement dated February 17, 2006 between the Company and Mr. Waverley, that these options were issued in lieu of a grant that was intended to be made under the terms of the Employment Agreement as an antidilutive grant, following the Company's completion of its recapitalization under the creditor and claimant liabilities restructuring program and the effectiveness of a registration statement for the resale of such shares so that Mr. Waverley would retain options to purchase up to 3.5% of the Company's fully diluted common stock. Mr. Waverley's Employment Agreement also provided for the grant of an additional option to purchase that number of shares of the Company's common stock representing an aggregate of 3.5% of the outstanding shares of the Company's common stock on a fully-diluted basis upon Mr. Waverley's appointment as the Company's Chief Executive Officer.

STOCK OPTION GRANT TO MR. MARTIN T. JOHNSON

Included in the January 24, 2007 stock option grant, the Company issued to Martin T. Johnson, the Company's Chief Financial Officer, an option under the Plan to purchase 731,114 shares of the Company's common stock at an exercise price of $0.40 per share. The option has a term of 10 years and vests with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. The option expires on January 23, 2017. The Company and Mr. Johnson have agreed, pursuant to an amendment dated January 24, 2007, of that certain Employment Agreement dated February 17, 2006 between the Company and Mr. Johnson, that these options were issued in lieu of a grant that was intended to be made under the terms of the Employment Agreement as an antidilutive grant, following the Company's completion of its recapitalization under the creditor and claimant liabilities restructuring program and the effectiveness of a registration statement for the resale of such shares so that Mr. Johnson would retain options to purchase up to 1.25% of the Company's fully diluted common stock.

STOCK OPTION GRANT TO MR. ROBERT CROSS

Included in the January 24, 2007 stock option grant, the Company issued to Robert Cross, the Company's chairman of the board of directors, an option under the Plan to purchase 757,318 shares of the Company's common stock at an exercise price of $0.40 per share. The option has a term of 10 years and vests with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. The option expires on January 23, 2017. The Company and Mr. Cross have agreed that these options were issued in lieu of a grant (approved by the board of directors on March 7, 2006) that was intended to be made to Mr. Cross following the Company's completion of its recapitalization under the creditor and claimant liabilities restructuring program and the effectiveness of a registration statement for the resale of such shares so that Mr. Cross would retain options to purchase 2.5% of the Company's fully diluted common stock.

STOCK OPTION GRANT TO MR. GEORGE MIDDLEMAS

Included in the January 24, 2007 stock option grant, the Company issued to George Middlemas, a director of the Company, an option under the Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $0.40 per share. The option has a term of 10 years and vests fully at the next annual meeting of stockholders.

ADJUSTMENT OF SERIES A PREFERRED CONVERSION PRICE

On January 24, 2007, the Company issued 5,270,553 stock options under the Patron Systems Inc. 2006 Stock Incentive Plan. These options have an exercise price of $0.40 per share. This issuance has resulted in the adjustment of the Series A Preferred conversion price to $0.40 per share and has resulted in an additional 6,695,116 shares of Common Stock being reserved for issuance upon the conversion of the Series A Preferred Stock. The fair value of these additional conversion shares is $2,295,562. Assumptions relating to the estimated fair value of these additional conversion shares are as follows: Fair value of common stock $0.40, risk-free interest rate of 5.0%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 125%.


2007 BRIDGE NOTES

On February 20, 2007, the Company, in consideration of funds advanced in the aggregate amount of $200,000, issued a secured convertible promissory note (the "2007 Bridge Note") to Apex in the principal amount of $200,000, and issued a common stock purchase warrant for 200,000 shares at an exercise price of $1.00 per share. The common stock purchase warrants have a term of five (5) years. The Company's obligations under the 2007 Bridge Note is secured by liens on all assets of the Company pursuant to a Security Agreement entered into by the Company and Apex on February 20, 2007 (the "Security Agreement"). The aggregate amounts (principal and any accrued interest) under the 2007 Bridge Note are payable to Apex on demand with simple interest accruing on any unpaid principal amount at a rate of nine (9) percent per annum. At the option of Apex, the 2007 Bridge Note is convertible into shares of the Company's common stock at any time, in an amount equal to the quotient of the amounts being converted under the 2007 Bridge Notes divided by the offering price per share associated with any offering of equity securities made by the Company, or in an amount equal to the quotient of the amounts being converted by the fair value of such shares. The Security Agreement terminates upon the full satisfaction of the Company's obligations under the 2007 Bridge Note or upon the conversion of the 2007 Bridge Note.

On March 2, 2007, March 19, 2007 and March 27, 2007, the Company was advanced an additional $100,000, $160,000 and $165,000 respectively. These advances will result in the granting of common stock purchase warrants in the amount of 100,000 shares at an exercise price of $1.25 associated with the March 2, 2007 advance, 160,000 shares at an exercise price of $1.14 associated with the March 19, 2007 advance and 165,000 shares at an exercise price of $1.25 per share associated with the March 27, 2007 advance. These common stock purchase warrants have a term of 5 years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

Members of Company management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the fiscal year ended December 31, 2006, the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 the Company's disclosure controls and procedures were not effective.

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

In previous  periods,  we reported that we had identified  certain  matters that constituted material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weaknesses that we identified related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements. We currently lack the expertise we need to apply complex accounting principles relating to our business combinations and equity transactions and have experienced difficulty in applying income tax accounting principles. As a result, our internal controls have not reduced to a reasonably low level, the risk of material misstatement to our financial statements. We also, until recently, lacked the structure we needed to ensure the timely filing of our tax returns.

Until March 2005, we did not have any full time employees including a Principal Accounting Officer assigned to perform any duties related to our financial reporting obligations. Accordingly we were unable, until the second quarter of 2005, to record, process and summarize all of the information that we needed to close our books and records on a timely basis and deliver our reports to the Securities and Exchange Commission within the time frames required under the Commission's rules.

During the third quarter of 2005, under the direction of our Chief Executive Officer, we addressed personnel changes necessary to review and analyze our internal control over financial reporting by engaging the services of an outside financial reporting specialist to conduct the review and analysis. During the fourth quarter of 2005, this outside financial reporting specialist, together with our Chief Executive Officer and our other full-time personnel, undertook the process of forming a system of internal controls which was reasonably likely to materially affect and remedy the material weaknesses identified by our management. During the fourth quarter of 2005, we hired additional personnel and instituted various procedures that have enabled us to record, process and summarize transactions within the time frames required to timely file our reports under the Commission's rules. These changes included review and preapproval of all expenditures and commitments, payment authorization controls, consolidation of checking accounts, reduction of the number of authorized check signers, the completion of the audits of the acquired company's financial statements and consolidation of the acquired company financial statements onto our general ledger system. The improvements have enabled us to resolve past delinquencies relating to the filing of our annual and quarterly reports with the SEC. We also resolved the delinquent filing of our Form 8-K/A's from the acquisitions of CSSI, Entelagent and LucidLine in December 2005. We also assigned a key member of the accounting department with the task of filing previously delinquent tax returns and are undertaking a structure to ensure that our tax returns in the future are filed on a timely basis. We have completed filing all delinquent tax returns through the year ended December 31, 2004 and have timely filed our tax returns for the year ended December 31, 2005.

Although the improvements we have made in our financial reporting processes have enabled us to (a) bring the Company into compliance with the SEC's reporting requirements, (b) better plan transactions that involve the application of complex accounting principles and (c) improve our ability to comply with our tax reporting obligations, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness. As a result, our internal controls have not reduced to a reasonably low level, the risk of material misstatement to our financial statements.

On March 6, 2007, our board of directors determined that certain amounts reported in its unaudited condensed consolidated interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, and for the six months ended June 30, 2006 and nine months ended September 30, 2006 needed to be restated as described below.

While performing their audit of our financial statements for the year ended December 31, 2006, Marcum & Kliegman LLP ("M&K"), our independent registered public accounting firm, discovered that the accounting for certain transactions occurring during the quarter ended March 31, 2006 and the quarter ended June 30, 2006, may have been in error. M&K informed our management of the possible misstatements. Upon review of these transactions our management discovered that the accounting for these transactions resulted in a $2,408,250 overstatement of its loss for the quarterly period ended March 31, 2006 and a $593,765 overstatement of its loss for the quarterly period ended June 30, 2006, which also resulted in an overstatement of the year to date losses in the six and nine month periods ended June 30, 2006 and September 30, 2006, respectively. Specifically, we recorded for the three months ended March 31, 2006, (1) a net loss of $858,213 on the settlement of various liabilities under our creditor and claimant liabilities restructuring program when we should have recorded a net gain of approximately $906,987, (2) excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of our Interim Bridge Financing III notes and (3) charged, as interest expense, a $285,050 fee paid to the placement agent in our Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. For the three months ended June 30, 2006, we recorded a net gain of $371,616 on the settlement of various liabilities under our creditor and claimant liabilities restructuring program when we should have recorded a net gain of approximately $965,381. The nature of the adjustments required in the creditor and claimant liabilities restructuring in the quarters ended March 31, 2006 and June 20, 2006, relate to an overvaluation of the Series A-1 Preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

We are continuing to evaluate potential changes to make in our financial reporting procedures to enable us to reduce financial reporting risks that exist as a result of our limited resources. We are continuing to evaluate our risks and resources. We will seek to make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness in future periods.

ITEM 8B. OTHER INFORMATION

Not Applicable.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF PATRON SYSTEMS, INC. AS OF MARCH 28, 2007

ROBERT W. CROSS, CHAIRMAN OF THE BOARD OF DIRECTORS; AGE 69

Robert Cross joined the Company on February 28, 2005 as its Chief Executive Officer and served in that capacity until his resignation on January 18, 2007. Since January 18, 2007, Mr. Cross has served as the Chairman of the Board of Directors of the Company. Mr. Cross has more than twenty years CEO-level experience in the development and marketing of information technologies, including secure systems for intelligence agencies and NATO markets. From 1984 through 2004, Mr. Cross was Chief Executive Officer of Cross Technologies, Inc., a business process outsourcing firm specializing in the structuring and commercialization of information technologies. From 1993 through 1998, Mr. Cross was President and CEO of Nanophase Technologies Corp. (NASDAQ: NANX). From 1984 through 1989, he was Chairman and CEO of Delta Data Systems Corp., a manufacturer of secure computers and peripherals for government intelligence agencies. From 1983 to 1984, Mr. Cross led the financial turnaround of Control Video Corporation, predecessor to America Online (AOL). Prior thereto, Mr. Cross was General Counsel of Electronic Data Systems. Prior thereto, Mr. Cross was a securities counsel with Winthrop Stimson Putnam & Roberts. Mr. Cross received his business and legal education at Washington University in St. Louis. He is a Marine Corps veteran, and is an active member of Business Executives for National Security and the Illinois Technology Development Alliance. Mr. Cross has served as a director since February 28, 2005 with a term expiring at the Company's 2007 Annual Meeting of Stockholders.

BRADEN WAVERLEY, CHIEF EXECUTIVE OFFICER AND DIRECTOR; AGE 40

Mr. Waverley joined the Company on February 17, 2006 as its Chief Operating Officer and served in that capacity until January 18, 2007 at which time Mr. Waverley was elected Chief Executive Officer of the Company. Mr. Waverley has been an active advisor to start-up companies in technology services, distribution and software, Mr. Waverley was most recently President of Vsource, Inc., a publicly traded business process outsourcing (BPO) services firm from 2002 to 2004. While at Vsource, he was responsible for sales, marketing, solutions development, public and investor relations, and strategic planning. Under his leadership the Company expanded account acquisition, positioning the business for a successful sale to an Asian based investment group. From 1996 to 2001, Mr. Waverley was with Dell Inc., where he was Vice President and General Manager in the company's Canadian operations. With full P&L responsibility for the Consumer and Small Business Divisions, he grew the combined business unit to over $500 million in sales and the top market share position in Canada. Previously, he held marketing and general management posts for Dell's business throughout the Asia-Pacific region, where he grew a new business unit over five-fold, with sales in excess of $250 million. Prior to Dell, Mr. Waverley co-founded Paradigm Research, a successful management consulting firm specializing in business process automation and redesign strategies. Clients came from industries such as computer hardware, software and wireless technology. Earlier, Mr. Waverley held operations and marketing management positions at Motorola, Inc. Mr. Waverley holds a bachelors degree from the University of Wisconsin at Madison, and a masters of business administration from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Waverley has served as a director since July 20, 2006 with a term expiring at the Company's 2008 Annual Meeting of Stockholders.

BRETT NEWBOLD, PRESIDENT & CHIEF TECHNOLOGY OFFICER; AGE 54

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

MARTIN T. "TORK" JOHNSON, CHIEF FINANCIAL OFFICER; AGE 55

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

HEIDI B. NEWTON, VICE PRESIDENT - FINANCE AND ADMINISTRATION; AGE 45

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

GEORGE M. MIDDLEMAS, DIRECTOR; AGE 60

Mr. Middlemas is Managing General Partner of Apex Investment Partners. Prior to joining Apex in 1991, Mr. Middlemas was a Senior Vice President and Principal of Inco Venture Capital Management. Prior thereto, he was Vice President and a member of the investment commitment committee of Citicorp Venture Capital. Mr. Middlemas was a founder of both America Online (AOL) and RSA Security (NASDAQ:
RSAS). Mr. Middlemas holds a B.A. in history and political science from Pennsylvania State University; an M.A. in political science from the University of Pittsburgh; and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Middlemas has served as a director since February 28, 2005 with a term expiring at the Company's 2009 Annual Meeting of Stockholders.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that we do not have an audit committee financial expert serving on the board of directors. Our board of directors performs the functions of the audit committee. We are in the process of finding an audit committee financial expert to fill this position.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon its review of Forms 3, 4 and 5 submitted to us, we are not aware that any individuals failed to file on a timely basis, as disclosed in the forms above, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

Our board of directors has adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. We will provide to any person without charge, upon written request sent to our executive offices and addressed to our corporate secretary, a copy of the Code of Conduct.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to our named executive officers, information concerning all compensation paid to our named executive officers for services rendered during our fiscal year ended December 31, 2006. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2006.

                                                                    Option
                                                                    Awards
  Name and Principal Position       Year     Salary($)  Bonus($)    ($)(1)    Total($)
-------------------------------   --------   --------   --------   --------   --------
Robert Cross ..................     2006     $200,000   $278,558       --     $478,558
Chief Executive Officer(2)
-------------------------------   --------   --------   --------   --------   --------
Braden Waverley ...............     2006     $191,667       --     $ 96,850   $288,517
Chief Operating Officer(3)
-------------------------------   --------   --------   --------   --------   --------
Brett Newbold .................     2006     $182,361       --         --     $182,361
President & Chief Technology
Officer(4)
-------------------------------   --------   --------   --------   --------   --------
Martin T. Johnson .............     2006     $177,403       --     $ 34,589   $211,992
Chief Financial Officer(5)
-------------------------------   --------   --------   --------   --------   --------
Heidi Newton ..................     2006     $180,000       --         --     $180,000
Vice  President - Finance &
Administration(6)
-------------------------------   --------   --------   --------   --------   --------

(1) Assumptions relating to the estimated fair value of these stock options, which the Company is accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 4.45%; expected dividend yield zero percent; expected option life of four years; and current volatility of 125%.

(2) Mr. Cross became our Chief Executive Officer on February 28, 2005 in connection with the consummation of Bridge Financing I and our acquisitions of LucidLine and CSSI. Mr. Cross is subject to an employment agreement the terms of which are described hereafter. During the year ended December 31, 2006, Mr. Cross earned a bonus totaling $278,558 associated with the Bonus Arrangement described hereafter.

(3) Mr. Waverley became our Chief Operating Officer on February 17, 2006. Mr. Waverley was granted an option to purchase 73,371 shares of our common stock at a per share price of $1.65, which option terminates on February 16, 2016. Mr. Waverley is subject to an employment agreement the terms of which are described hereafter.

(4) Mr. Newbold was named our President and Chief Technology Officer on February 28, 2005 in connection with the consummation of Bridge Financing I and our acquisitions of LucidLine and CSSI. Mr. Newbold is subject to an employment agreement the terms of which are described hereafter.

(5) Mr. Johnson became our Chief Financial Officer on February 17, 2006. Mr. Johnson was granted an option to purchase 26,204 shares of our common stock at a per share price of $1.65, which option terminates on February 16, 2016. Mr. Johnson is subject to an employment agreement the terms of which are described hereafter. Mr. Johnson's compensation for the period February 17, 2006 to December 31, 2006 was $156,667. Additionally, Mr. Johnson served as an independent financial consultant assisting the Company in the preparation and filing its 2005 SEC filings and other projects and assignments. For independent consulting services provided during the period January 1, 2006 to February 17, 2006, Mr. Johnson was paid $20,736. This amount has been included in the Salary total.

(6) Ms. Newton became our Vice President - Finance and Administration on February 26, 2005 in connection with the consummation of Bridge Financing I and our acquisitions of LucidLine and CSSI. We do not have an employment agreement with Ms. Newton.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ending December 31, 2006.

---------------------  --------------------   --------------------   ---------  ----------
                       Number of Securities   Number of Securities
                            Underlying             Underlying         Option      Option
                        Unexercised Options    Unexercised Options   Exercise   Expiration
        Name              (#) Exercisable      (#) Unexercisable     Price ($)     Date
---------------------  --------------------   --------------------   ---------  ----------
Robert Cross ........              33,334(1)                --       $   19.50    6/30/15
---------------------  --------------------   --------------------   ---------  ----------
Braden Waverley .....              28,125(2)              45,246(2)  $    1.65    2/16/16
---------------------  --------------------   --------------------   ---------  ----------
Brett Newbold .......                --                     --           --          --
---------------------  --------------------   --------------------   ---------  ----------
Martin T. Johnson ...              10,045(3)              16,159(3)  $    1.65    2/16/16
---------------------  --------------------   --------------------   ---------  ----------
Heidi Newton ........               2,084(4)               4,583(4)  $   10.20    8/16/15
---------------------  --------------------   --------------------   ---------  ----------

(1)      On July 1, 2005,  Mr.  Cross was granted an option to  purchase  33,334 shares of our common stock at a per share exercise price of $19.50. This option vested as follows: 25% on July 1, 2005 and 25% on the last calendar day of each fiscal quarter thereafter until fully vested. This option terminates on June 30, 2015.

(2) On February 17, 2006, Mr. Waverly was granted an option to purchase 73,371 shares of our common stock at a per share exercise price of $1.65. This option vests as follows: 20% on February 17, 2006 and 1/48th of the balance on the last day of each month for the 48 months following February 17, 2006. This option terminates on February 16, 2016.

(3) On February 17, 2006, Mr. Johnson was granted an option to purchase 26,204 shares of our common stock at a per share exercise price of $1.65. This option vests as follows: 20% on February 17, 2006 and 1/48th of the balance on the last day of each month for the 48 months following February 17, 2006. This option terminates on February 16, 2016.

(4) On August 17, 2005, Ms. Newton was granted an option to purchase 6,667 shares of our common stock at a per share exercise price of $10.20. This option vests as follows: 25% on August 17, 2006 and 6.25% for each quarter thereafter until fully vested. This option terminates on August 16, 2015.

DIRECTOR COMPENSATION AND INDEPENDENCE

Patron's non-employee directors do not receive compensation for their services. Directors are reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursement of travel expenses in each of the years ended December 31, 2006 and 2005. We do not have a separately designated audit, compensation or nominating committee of our board of directors. Our board of directors performs the functions of the audit, compensation and nominating committees. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that George Middlemas is "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

EXECUTIVE EMPLOYMENT AGREEMENTS

BRADEN WAVERLEY, CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, we entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), to serve as our Chief Operating Officer. Mr. Waverley became our Chief Executive Officer on January 18, 2007 and the terms of the Waverley Agreement remain in force. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). The Waverley Initial Grant is for 73,371 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

On January 24, 2007, we issued to Mr. Waverley options to purchase 2,047,121 shares of our common stock at an exercise price of $0.40 per share. The options have a term of 10 years and vest with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. The options expire on January 23, 2017. We have agreed with Mr. Waverley, pursuant to an amendment dated January 24, 2007, of the Waverley Agreement that these options fulfill our obligation to issue to Mr. Waverley certain options pursuant to the Waverley Agreement. The Waverley Agreement previously provided for the grant of an option which, together with the option previously granted to Mr. Waverley on February 17, 2006, would enable Mr. Waverley to purchase shares of our common stock representing 3.5% of the outstanding shares of our common stock on a fully-diluted basis as of some date after July 21, 2006 to be mutually agreed upon with Mr. Waverley. The Waverley Agreement also provided for the grant of an additional option to purchase that number of shares of our common stock representing an aggregate of 3.5% of the outstanding shares of our common stock on a fully-diluted basis upon Mr. Waverley's appointment as our Chief Executive Officer.

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, we entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), our Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the board of directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that we achieve the agreed upon revenue milestones. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate 1.25% of the outstanding shares of our common stock on the date of grant ("Johnson Initial Grant"). The Johnson Initial Grant is for 26,204 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

On January 24, 2007, we issued to Mr. Johnson an option to purchase 731,114 shares of our common stock at an exercise price of $0.40 per share. The option has a term of 10 years and vests with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. The option expires on January 23, 2017. We have agreed with Mr. Johnson, pursuant to an amendment dated January 24, 2007, of the Johnson Agreement, that this option fulfills our obligation to issue to Mr. Johnson certain options pursuant to the Johnson Agreement. The Johnson Agreement previously provided for the grant of an option which, together with the option previously granted to Mr. Johnson on February 17, 2006, would enable Mr. Johnson to purchase shares of our common stock representing 1.25% of the outstanding shares of our common stock on a fully-diluted basis as of some date after July 21, 2006 to be mutually agreed upon with Mr. Johnson.

ROBERT CROSS - BONUS ARRANGEMENT

On March 7, 2006, our board of directors, in executive session without Mr. Cross being present, approved a bonus arrangement ("Bonus Arrangement") for Mr. Cross. The Bonus Arrangement provides for (i) a cash bonus equal to $200,000, grossed up for taxes (the "Cash Bonus"), (ii) the Cash Bonus would be payable only after agreement has been reached with creditors holding the applicable percentage of Patron's creditor obligations agree to convert their obligations under the creditor and claimant liabilities restructuring and when the funding escrow established by Laidlaw has been released (the "Eligibility Date"), (iii) 50% of the Cash Bonus would be paid on the Eligibility Date, and the other 50% would be paid in ten equal monthly installments beginning one month following the Eligibility Date, and (iv) on the Eligibility Date, Mr. Cross would be granted a stock option in an amount representing an aggregate 2.5% of the outstanding shares of Company common stock on the Eligibility Date ("Initial Cross Grant"). The service conditions associated with Mr. Cross' employment were modified and extended. Mr. Cross and the Company agreed that he would remain as CEO beyond the June 30, 2006 termination date of his employment agreement to complete the creditor and claimant liabilities restructuring and to raise additional working capital. Based on these changes, Mr. Cross' bonus arrangement was modified such that the Company began, in August 2006, monthly payments of $10,000 for the cash portion of the bonus. The Company accrued the unpaid balance of the cash portion of the bonus arrangement at December 31, 2006, Mr. Cross' last date of payroll as CEO of the Company. The total amount of Mr. Cross' bonus is $278,558 of which $107,293 remained unpaid at December 31, 2006 and was therefore booked to accrued payroll at that date. Additionally, with the extension of Mr. Cross' service period, the granting of Mr. Cross' stock option award was extended to a future date.

On January 24, 2007, we issued to Mr. Cross an option to purchase 757,318 shares of our common stock at an exercise price of $0.40 per share. The option has a term of 10 years and vests with respect to 20% on the date of grant and 1/48th of the balance on the last day of each month for the 48 months following the date of grant until fully vested. The option expires on January 23, 2017. We have agreed with Mr. Cross that this option fulfills our obligation to issue to Mr. Cross certain options pursuant to the Bonus Arrangement which previously provided for the grant of an option which would enable Mr. Cross to purchase shares of our common stock representing 2.5% of the outstanding shares of our common stock as of some date after June 14, 2006 to be mutually agreed upon with Mr. Cross.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 28, 2007, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 28, 2007. As of March 28, 2007, there were 14,512,260 shares of Common Stock outstanding. Except as otherwise indicated, the address of each of the executive officers, directors and more than 5% stockholders named below is c/o Patron Systems, Inc., 5775 Flatiron Parkway, Suite 230, Boulder, CO 80301.

                                                AMOUNT AND NATURE OF
CERTAIN BENEFICIAL OWNERS                       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
----------------------------------------------  --------------------   ----------------
DIRECTORS, EXECUTIVE OFFICERS
Robert W. Cross(1) ...........................               237,509                1.6%
Braden Waverley(2) ...........................               578,915                3.8%
Brett Newbold(3) .............................               167,084                1.1%
Martin T. Johnson(4) .........................               206,756                1.4%
Heidi B. Newton(5) ...........................                52,989                  *
George M. Middlemas(6) .......................                   759                  *
ALL DIRECTORS AND EXECUTIVE ..................             1,244,012                8.6%
OFFICERS AS A GROUP(7)




                                                AMOUNT AND NATURE OF
CERTAIN BENEFICIAL OWNERS                       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
----------------------------------------------  --------------------   ----------------

5% STOCKHOLDERS
Apex Investment Fund V, L.P.(8) ..............            10,080,898               49.3%
    225 West Washington St., Ste. 1500
    Chicago, Illinois 60606

Per Gustafsson(9) ............................               994,289                6.8%
    Sodergatan 20A
    Vaxjo, Sweden 35235

Arco Van Nieuwland(10) .......................             2,065,529               12.8%
    Bunde 8
    2970 Schilde
    Belgium

Sherleigh Associates, Inc. Profit Sharing ....               837,501                5.8%
Plan
    c/o Jack Silver
    920 5th Avenue, Apt. 3B
    New York, New York 10021

Logan Hurst(11) ..............................               914,636                5.9%
    405 Hattie Clark Road
    Greene, NY 13778

*  Less than 1%

(1) Consists of 235,286 shares of Common Stock that may be acquired from the Company within 60 days of March 28, 2007 upon the exercise of outstanding stock options.

(2) Consists of 578,916 shares of Common Stock that may be acquired from the Company within 60 days of March 28, 2007 upon the exercise of outstanding stock options.

(3) Consists of 49,167 shares of Common Stock that are directly owned by Mr. Newbold, 86,667 shares of Common Stock owned by Newbold, Inc., a corporation of which Mr. Newbold is the sole stockholder and 31,250 shares of Common Stock that may be acquired from the Company within 60 days of March 28, 2007.

(4) Consists of 206,756 shares of Common Stock that may be acquired from the Company within 60 days of March 28, 2007 upon the exercise of outstanding stock options.

(5)      Consists of 46,251 shares of Common Stock that may be acquired from the
         Company  within  60  days  of  March  28,   2007upon  the  exercise  of
         outstanding stock options.

(6) George Middlemas is one of three managers of Apex Management III, LLC, and one of five managers of each of Apex Management IV, LLC and Apex Management V, LLC. Apex Management III, LLC is the manager of Apex Investment Strategic Partners, LLC and the general partner of Apex
         Investment Fund III, L.P. Apex Management IV, LLC is the manager of Apex Investment Strategic Partners IV, LLC and the general partner of Apex Investment Fund IV, L.P. Apex Management V, LLC is the general partner of Apex Investment Fund V, L.P. Mr. Middlemas, in his capacity as a manager of each of Apex Management III, LLC, Apex Management IV, LLC and Apex Management V, LLC, cannot independently exercise voting or dispositive power over the shares of Common Stock held by the entities controlled by each of Apex Management III, LLC, Apex Management IV, LLC and Apex Management V, LLC. Mr. Middlemas therefore disclaims beneficial ownership of the shares of the Company's Common Stock held by each of Apex Investment Strategic Partners, LLC, Apex Investment Strategic Partners IV, LLC, Apex Investment Fund III, L.P., Apex Investment Fund IV, L.P. and Apex Investment Fund V, L.P.

(7) Consists of 1,098,458 shares of Common Stock that may be acquired from the Company within 60 days of March 28, 2007 upon the exercise of outstanding stock options.

(8) Consists of 3,125,000 shares of Common Stock that may be acquired from the Company upon the conversion of outstanding shares of Series A Preferred Stock, 1,606,796 shares of Common Stock that may be acquired from the Company upon the conversion of outstanding shares of Series B Preferred Stock and 1,813,388 shares of Common Stock that may be acquired from the Company upon the exercise of outstanding warrants, within 60 days of March 28, 2007.

(9) Consists of 68,520 shares of Common Stock that may be acquired from the Company upon the exercise of outstanding warrants, within 60 days of March 28, 2007.

(10) Consists of 1,500,000 shares of Common Stock that may be acquired from the Company upon the conversion of outstanding shares of Series A Preferred Stock and 116,670 shares of Common Stock that may be acquired from the Company upon the exercise of outstanding warrants, within 60 days of March 28, 2007.

(11) Consists of 609,757 shares of Common Stock that may be acquired from the Company upon the conversion of outstanding shares of Series B Preferred Stock and 304,879 shares of Common Stock that may be acquired from the Company upon the exercise of outstanding warrants, within 60 days of March 28, 2007.

The following table sets forth certain information regarding beneficial ownership of our Series A Preferred Stock as of March 28, 2007, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Series A Preferred Stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, as applicable. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Series A Preferred Stock actually outstanding at March 28, 2007. As of March 28, 2007, there were 964 shares of Series A Preferred Stock outstanding.


                                        AMOUNT AND NATURE OF
CERTAIN BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-------------------------------------   --------------------   ----------------
5% HOLDERS
Apex Investment Fund V, L.P.                        250                    25.9%
   225 West Washington St., Ste. 1500
   Chicago, Illinois 60606

Arco Van Nieuwland                                  120                    12.4%
   Bunde 8
   2970 Schilde
   Belgium

Peter Nordin APS                                     93.3334                9.7%
   Bakkevej 2A
   DK 3070 Snekkersten Denmark

Graham Smith                                         52                     5.4%
   Vicolo Sport 15
   20029 Turbigo
   Milan, Italy


The following table sets forth certain information regarding beneficial ownership of our Series B Preferred Stock as of March 28, 2007, by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Series B Preferred Stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, as applicable. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Series B Preferred Stock actually outstanding at March 28, 2007. As of March 28, 2007, there were 790.54 shares of Series B Preferred Stock outstanding.

                                        AMOUNT AND NATURE OF
CERTAIN BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP   PERCENT OF CLASS
--------------------------------------  --------------------   ----------------
5% HOLDERS
Apex Investment Fund V, L.P.                        263.51                 33.3%
    225 West Washington St., Ste. 1500
    Chicago, Illinois 60606

Logan L. Hurst                                      100                    12.6%
    405 Hattie Clark Road
    Greene, New York 13778

Arthur Wirth                                         40                     5.1%
     4900 W. Belmont Ave.
     Chicago, IL   60641


CHANGES IN CONTROL

On January 12, 2006, we issued a Stock Subscription Agreement & Mutual Release to each of our creditors and claimants pursuant to which we would sell to such creditors and/or claimants shares of our Series A-1 Preferred Stock in exchange for a final and binding settlement with respect to any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities, and obligations of every kind and nature that such creditors and/or claimants may have with us. Creditors and/or claimants that have accepted our offer have been issued an aggregate of approximately 36,993,054 shares of Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock automatically converted into 12,331,056 shares of Common Stock on July 31, 2006, upon the filing of an amendment to our certificate of incorporation, as amended, effecting a 1-for-30 reverse stock split. Based on 14,512,260 shares Common Stock outstanding as of March 28, 2007, the automatic conversion of the Series A-1 Preferred Stock resulted in our former creditors and/or claimants owning approximately 85.0% of the issued and outstanding shares of Common Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information concerning our equity compensation plans as of December 31, 2006.


                                  NUMBER OF SECURITIES                        NUMBER OF SECURITIES REMAINING
                                    TO BE ISSUED UPON     WEIGHTED-AVERAGE    AVAILABLE FOR FUTURE ISSUANCE
                                       EXERCISE OF       EXERCISE PRICE OF      UNDER EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
                                  WARRANTS AND RIGHTS   WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
PLAN CATEGORY                             (a)                   (b)                        (c)
--------------------------------  --------------------  --------------------  ------------------------------
Equity compensation plans
approved by security holders ...            --                    --                    5,600,000

Equity  compensation  plans not
approved by security holders[1].         532,636              $  16.34                       --

TOTAL ..........................         532,636              $  16.34                  5,600,000

----------
[1]      Represents options granted pursuant to individual option agreements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH EXECUTIVE OFFICERS AND STOCKHOLDERS

Beginning on April 22, 2005 and continuing through February 17, 2006, Martin T. Johnson, prior to becoming our Chief Financial Officer, worked for us as an independent financial consultant assisting us in the preparation and filing of our delinquent SEC filings, our 2005 SEC filings, the completion of the Form 8-K filings for the acquisitions completed in 2005 and other projects and assignments. Mr. Johnson was paid a total of $137,593 for fees and expenses incurred during this time period.

On January 28, 2006, we issued Bridge III Extension Warrants to purchase 20,000 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $20,316.

On February 13, 2006, we issued Bridge III Extension Warrants to purchase 6,000 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $6,634.

On February 21, 2006, we issued Bridge III Extension Warrants to purchase 1,250 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $1,382.

On March 1, 2006, we issued Bridge III Extension Warrants to purchase 6,417 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $10,029.

On March 17, 2006, we issued Bridge III Extension Warrants to purchase 3,750 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $5,861.

On March 22, 2006, we issued Bridge III Extension Warrants to purchase 2,500 shares of our common stock to Apex. The fair value of these Bridge III Extension Warrants amounted to $3,907.

On March 27, 2006, in repayment and full settlement of aggregate obligations outstanding to Apex amounting to $8,112,177, including obligations outstanding under the Bridge III Notes issued to Apex, we issued to Apex 10,140,221 shares of Series A-1 Preferred Stock.

On March 27, 2006, we issued 179 shares of Series A Preferred Stock and warrants to purchase 124,306 shares of our common stock to Apex in consideration of an investment of $895,000 in our Series A Preferred Financing.

On April 3, 2006, in repayment and full settlement of aggregate obligations outstanding to Apex amounting to $373,676, including obligations outstanding under the Bridge III Notes issued to Apex, we issued to Apex 467,095 shares of Series A-1 Preferred Stock.

On April 3, 2006, we issued 71 shares of Series A Preferred Stock and warrants to purchase 49,306 shares of our common stock to Apex in consideration of an investment of $355,000 in our Series A Preferred Financing.

On April 18, 2006, we entered into a Stock Purchase Agreement with Walnut Valley, Inc., pursuant to which we sold all of the outstanding shares of LucidLine to Walnut Valley, Inc. in consideration for a cash payment of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in our favor. We consummated the sale of LucidLine as a strategic business transaction designed to enhance our long-term profitability and strategic operations, and to further streamline our business focus on electronic message management.

We sold LucidLine to Walnut Valley, Inc. for an aggregate consideration of $50,000. In February 2005, we paid to LucidLine's stockholders cash in the aggregate amount of $200,000 and issued an aggregate of 146,667 shares of our common stock valued at $3,740,000.

The president of Walnut Valley, Inc., Rafiq Kiswani, was the former president of LucidLine prior to our acquisition of LucidLine in February 2005.

On October 13, 2006, we issued 205.14 shares of Series B Preferred Stock and Investor Warrants to purchase 285,257 shares of our common stock at an exercise price of $2.40 per share to Apex in consideration of an investment of $1,027,572 in the first closing of our Series B Preferred Financing.

On October 27, 2006, we issued 50,000 shares of our common stock to Mr. Richard Rozzi in consideration of services to be rendered as an investor relations consultant to us.

On November 16, 2006, we issued 58 shares of Series B Preferred Stock and Investor Warrants to purchase 176,830 shares of Common Stock at an exercise price of $1.03 per share to Apex in consideration of an investment of $290,000 in the second closing of our Series B Preferred Financing.

On November 16, 2006, in conjunction with the second closing of the Series B Preferred Financing, we adjusted the conversion price of the Series B Preferred Stock issued in the first closing to the $0.82 per share conversion price associated with the second closing and we adjusted the exercise price and the number of Investor Warrants issued in conjunction with the first closing of the Series B Preferred Financing. Because of this change, Apex was issued additional Investor Warrants to purchase 341,312 shares of our common stock at an exercise price of $1.03 per share.

On February 20, 2007, in consideration of funds advanced in the aggregate amount of $200,000, we issued a secured convertible promissory note (the "2007 Bridge Note") to Apex in the principal amount of $200,000, and issued a common stock purchase warrant for 200,000 shares at an exercise price of $1.00 per share. The common stock purchase warrants have a term of five (5) years. Our obligations under the 2007 Bridge Note is secured by liens on all our assets pursuant to a Security Agreement entered into with Apex on February 20, 2007 (the "Security Agreement"). The aggregate amounts (principal and any accrued interest) under the 2007 Bridge Note are payable to Apex on demand with simple interest accruing on any unpaid principal amount at a rate of nine (9) percent per annum. At the option of Apex, the 2007 Bridge Note is convertible into shares of our common stock at any time, in an amount equal to the quotient of the amounts being converted under the 2007 Bridge Notes divided by the offering price per share associated with any offering of equity securities made by us, or in an amount equal to the quotient of the amounts being converted by the fair value of such shares. The Security Agreement terminates upon the full satisfaction of our obligations under the 2007 Bridge Note or upon the conversion of the 2007 Bridge Note.

On March 2, 2007, March 19, 2007 and March 27, 2007, we were advanced an additional $100,000, $160,000 and $165,000, respectively, by Apex. These advances will result in the granting of common stock purchase warrants in the amount of 100,000 shares at an exercise price of $1.25 associated with the March 2, 2007 advance, 160,000 shares at an exercise price of $1.14 associated with the March 19, 2007 advance and 165,000 shares at an exercise price of $1.25 per share associated with the March 27, 2007 advance. These common stock purchase warrants have a term of 5 years.

We also have employment agreements with certain of our executive officers. The terms of those employment agreements have been previously disclosed.

ITEM 13. EXHIBITS

SEE ATTACHED EXHIBIT INDEX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by the principal accountant for the audit of our annual financial statements were $261,967 and $364,786, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None

Our Board of Directors is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Board of Directors does not delegate these responsibilities. During each of the fiscal years ended December 31, 2006 and December 31, 2005, respectively, our Board of Directors pre-approved 100% of the services described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PATRON SYSTEMS, INC.

                                         By: /S/ BRADEN WAVERLEY
                                             ----------------------------
                                             Braden Waverley
                                             Its: Chief Executive Officer

                                         Date: April 10, 2007


                                POWER OF ATTORNEY

The undersigned directors and officers of Patron Systems, Inc. do hereby constitute and appoint each of Braden Waverley and Heidi Newton with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
------------------------     ------------------------------     ----------------
/S/ BRADEN WAVERLEY             Chief Executive Officer         April 10, 2007
------------------------               & Director
    Braden Waverley

/S/ MARTIN T. JOHNSON           Chief Financial Officer         April 10, 2007
------------------------
    Martin T. Johnson

/S/ HEIDI B. NEWTON            Vice President-Finance and       April 10, 2007
------------------------          and Administration
    Heidi B. Newton          (Principal Accounting Officer)

/S/ ROBERT CROSS                   Chairman of the Board        April 10, 2007
------------------------
    Robert Cross

/S/ GEORGE MIDDLEMAS                    Director                April 10, 2007
------------------------
    George Middlemas

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

10.12 Executive Employment Agreement dated February 28, 2005, between Brett Newbold and Patron Systems, Inc. Incorporated by reference to Exhibit
         10.12 to the Annual Report on Form 10-KSB filed April 3, 2006.*

10.13 Executive Employment Agreement dated February 28, 2005, between J. William Hammon and Patron Systems, Inc. Incorporated by reference to
         Exhibit 10.13 to the Annual Report on Form 10-KSB filed April 3, 2006.*

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

10.16 Settlement Agreement and Mutual Release dated June 2, 2005, among Patrick J. Allin, The Allin Dynastic Trust and Patron Systems, Inc. Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.17 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing II. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB filed August 22, 2005.

10.18 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing II. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.19 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of investors in Interim Bridge Financing II. Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.20 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of the Placement Agent for, and investors in, Interim Bridge Financing II. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.21 Option Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------
10.22 Employment Agreement dated July 1, 2005, between Robert Cross and Patron Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed August 22, 2005.*

10.23 Form of Subscription Agreement between Patron Systems, Inc. and each of the investors in Interim Bridge Financing III. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.24 Registration Rights Agreement among Patron Systems, Inc. and each of the investors in Interim Bridge Financing III. Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.25 Form of 10% Junior Convertible Promissory Note issued by Patron Systems, Inc. in favor of each of the investors in Interim Bridge Financing III. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-KSB filed April 3, 2006.

10.26 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the investors in, Interim Bridge Financing III. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-KSB filed April 3, 2006.

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

10.37 Form of Subscription Agreement between Patron Systems, Inc. and each of the purchasers of shares of the Series B Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2006.

10.38 Form of Common Stock Purchase Warrant issued by Patron Systems, Inc. in favor of each of the placement agent and the purchasers of shares of the Series B Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 17, 2006.

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------
10.39 Registration Rights Agreement dated October 12, 2006, among Patron Systems, Inc., Laidlaw & Company (UK) Ltd. and each of the purchasers of shares of the Series B Preferred Stock of Patron Systems, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 17, 2006.

10.40 First Amendment to Executive Employment Agreement dated February 17, 2006, entered into on January 24, 2007, between Patron Systems, Inc. and Braden Waverley.*

10.41 First Amendment to Executive Employment Agreement dated February 17, 2006, entered into on January 24, 2007, between Patron Systems, Inc. and Martin T. Johnson.*

10.42 Secured Convertible Promissory note dated February 20, 2007, issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P.

10.43 Security Agreement dated February 20, 2007, between Patron Systems, Inc. and Apex Investment Fund V, L.P.

10.44 Form of Warrant issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P.

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