Form 10QSB/A
period 2006-03-31
PATRON SYSTEMS INC
filed 2007-05-21
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                  FORM 10-QSB/A
                                (Amendment No. 1)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,879,946 shares of common stock outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                              PATRON SYSTEMS, INC.

                         FORM 10-QSB/A QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1. FINANCIAL STATEMENTS...................................................4

Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited).............4
Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2006 and 2005 (Unaudited).............................5
Condensed Consolidated Statement of Stockholders' Equity for the
         Three Months Ended March 31, 2006 (Unaudited).........................6
Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and 2005 (Unaudited).............................7
Notes to Condensed Consolidated Financial Statements (Unaudited)...............8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................34


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS..............................................................47

SIGNATURES....................................................................48

                                EXPLANATORY NOTE

Patron Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the quarterly period ended March 31, 2006 filed with the Securities and Exchange Commission on May 22, 2006. This filing amends and restates our previously reported financial statements for the three months ended March 31, 2006 to reflect the determination by the Company that it had recorded 1) a net loss of $858,213 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $906,987, 2) excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of its Interim Bridge Financing III notes and 3) charged, as interest expense, a $285,050 fee paid to the placement agent in its Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. The nature of the adjustments required in the creditor and claimant liabilities restructuring relate to an overvaluation of the Series A-1 preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

This Amendment No. 1 amends and restates the following items of our Form 10-QSB as described above: (i) Part I, Item 1 - Financial Statements; (ii) Part I, Item 2 - Management's Discussion and Analysis of Result of Operations and Financial Condition; and (iii) Part II, Item 6 - Exhibits. This amendment includes in the calculation of earnings per share the effect of the 1-for-30 reverse stock split that was effective July 31, 2006.

All information in our Form 10-QSB, as amended by this Amendment No. 1, speaks as to the date of the original filing of our Form 10-QSB for such period and does not reflect any subsequent information or events except as noted in this Amendment No. 1. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Form 10-QSB.


                           FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB/A. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although Patron Systems believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither Patron Systems nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Patron Systems is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                     MARCH 31,
                                                                       2006
                                                                   (AS RESTATED)
                                                                   ------------
ASSETS
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
                                                                   ------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized,
       - Series A Convertible: 2,160 shares authorized;
           893 shares issued and outstanding .................                9
           liquidation preference of $6,030,909
       - Series A-1 convertible: 50,000,000 authorized;
           33,420,078 issued and outstanding .................          334,201
           liquidation preference of $26,736,063
  Common stock, par value $0.01 per share, 150,000,000
     shares authorized, 1,879,946 shares issued and
     outstanding .............................................           18,800
  Additional paid-in capital .................................       91,513,851
  Accumulated deficit ........................................      (86,379,851)
                                                                   ------------
     Total stockholders' equity ..............................        5,487,010
                                                                   ------------
     Total liabilities and stockholders' equity ..............     $ 12,947,755
                                                                   ============

See notes to condensed consolidated financial statements.

                       PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2006             2005
                                                  (AS RESTATED)
                                                  ------------     ------------
Revenue ......................................    $    261,785     $      6,430
                                                  ------------     ------------
Cost of Sales
  Cost of products/services ..................          29,897            2,003
  Amortization of technology .................          27,522           19,230
                                                  ------------     ------------
    Total cost of sales ......................          57,419           21,233
                                                  ------------     ------------
  Gross profit ...............................         204,366          (14,803)
                                                  ------------     ------------

Operating Expenses
  Salaries and related expenses ..............       1,010,123          370,349
  Professional fees ..........................         658,115          141,401
  General and administrative (includes
     non-employee stock-based
     compensation of $0 and $508,500 for
     the three months ended March 31,
     2006 and 2005, respectively) ............         323,909          722,064
  Amortization of intangibles ................          30,814            8,063
  Stock based penalties under financing
     arrangements ............................           2,852          369,000
  Settlement gain ............................        (906,987)            --
                                                  ------------     ------------
     Total operating expenses ................       1,118,826        1,610,877
                                                  ------------     ------------

Loss from operations .........................        (914,460)      (1,625,680)
                                                  ------------     ------------

Other Income (Expense)
  Interest income ............................            --             19,250
  Interest expense ...........................        (972,464)        (494,988)
  Gain on sale of property and equpment ......              62             --
                                                  ------------     ------------
Total Other Expense ..........................        (972,402)        (475,738)
                                                  ------------     ------------
     Loss from continuing operations
        before income taxes ..................      (1,886,862)      (2,101,418)


Income taxes .................................            --               --

                                                  ------------     ------------
Loss from continuing operations ..............      (1,886,862)      (2,101,418)
                                                  ------------     ------------

Loss from discontinued operations ............        (104,962)        (102,377)

                                                  ------------     ------------
Net loss .....................................    $ (1,991,824)    $ (2,203,795)
                                                  ============     ============

Net Loss Per Share - Basic and Diluted
  - Continuing operations ....................    $      (0.91)    $      (1.24)
  - Discontinued operations ..................           (0.05)           (0.06)
                                                  ------------     ------------
  - Total ....................................    $      (0.96)    $      (1.30)
                                                  ============     ============

Weighted Average Number of Common Shares
   Outstanding
   - Basic and Diluted .......................       2,083,954        1,689,558
                                                  ============     ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)
                                  SHARES OF      PAR VALUE      SHARES OF      PAR VALUE      SHARES OF       PAR VALUE
                                   SERIES A       SERIES A      SERIES A-1    SERIES A-1        COMMON          COMMON
                                  PREFERRED      PREFERRED      PREFERRED      PREFERRED        STOCK           STOCK
                                    STOCK          STOCK          STOCK          STOCK       (AS RESTATED)   (AS RESTATED)
                                 ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2006 .....           --     $       --             --     $       --        1,978,279    $     19,783

Amortization of deferred
  stock-based compensation ...           --             --             --             --             --              --
Issuance of Series A Preferred
  Stock to investors .........            893              9           --             --             --              --
Issuance of warrants in
  connection with bridge
  loan extension -
  extension warrants .........           --             --             --             --             --              --
Conversion option penalty
  incurred upon default
  of Bridge Financing III ....           --             --             --             --             --              --
Cancellation of Stock
  Repurchase obligation due
  to former officer ..........           --             --             --             --             --              --
Issuance of Series A-1
  Preferred stock in
  settlement of debt .........           --             --       33,420,078        334,201        (98,333)           (983)
Vested portion of stock
  options ....................           --             --             --             --             --              --
Net Loss .....................           --             --             --             --             --              --
                                 ------------   ------------   ------------   ------------   ------------    ------------

BALANCE MARCH 31, 2006 (AS
   RESTATED) .................            893   $          9     33,420,078   $    334,201      1,879,946    $     18,800
                                 ============   ============   ============   ============   ============    ============



                                  ADDITIONAL      COMMON
                                   PAID IN        STOCK                         ACCUMULATED
                                   CAPITAL      REPURCHASE        DEFERRED        DEFICIT           TOTAL
                                 (AS RESTATED)  OBLIGATION      COMPENSATION    (AS RESTATED)   (AS RESTATED)
                                 ------------   ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2006 .....   $ 65,601,276   $ (1,300,000)   $     (7,500)   $(84,388,027)   $(20,074,468)

Amortization of deferred
  stock-based compensation ...           --             --             7,500            --             7,500
Issuance of Series A Preferred
  Stock to investors .........      4,180,441           --              --              --         4,180,450
Issuance of warrants in
  connection with bridge
  loan extension -
  extension warrants .........         48,129           --              --              --            48,129
Conversion option penalty
  incurred upon default
  of Bridge Financing III ....        192,000           --              --              --           192,000
Cancellation of Stock
  Repurchase obligation due
  to former officer ..........      1,300,000      1,300,000            --              --         2,600,000
Issuance of Series A-1
  Preferred stock in
  settlement of debt .........     20,018,670           --              --              --        20,351,888
Vested portion of stock
  options ....................        173,335           --              --              --           173,335
Net Loss .....................           --             --              --        (1,991,824)     (1,991,824)
                                 ------------   ------------    ------------    ------------    ------------

BALANCE MARCH 31, 2006 (AS
  RESTATED) ..................   $ 91,513,851   $       --      $       --      $(86,379,851)   $  5,487,010
                                 ============   ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------
                                                                        2006           2005
                                                                   (AS RESTATED)
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................................   $(1,991,824)   $(2,203,795)
                                                                    ===========    ===========
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ...............................        70,796         19,525
    Accretion related to warrants issued for notes payable ......        20,909        260,965
    Amortization of deferred financing costs ....................       282,129        153,520
    Stock based penalty under financing arrangements ............         2,852        369,000
    Non-cash interest income ....................................          --          (19,250)
    Non-cash increase in interest payable to former stockholder .        48,400           --
    Conversion option in connection with bridge note holders ....       192,000           --
    Stock based compensation ....................................       180,835        508,500
    Gain on issuance of preferred stock in settlement of debt ...      (906,987)          --
    Changes in assets and liabilities:
      Restricted cash escrowed to settle liabilities assumed ....      (957,122)    (1,388,000)
      Prepaid expenses ..........................................          --           10,637
      Accounts receivable .......................................       113,945        (58,518)
      Other current assets ......................................        17,809        110,533
      Accounts payable ..........................................      (268,700)      (325,017)
      Accrued interest ..........................................       429,027         94,827
      Deferred revenue ..........................................      (142,072)        35,283
      Expense reimbursements due to officers and shareholders ...        (7,354)       (94,500)
      Accrued payroll and payroll related expenses ..............      (311,041)       (72,250)
      Loss on sale of fixed assets ..............................           (62)          --
      Other current liabilities .................................      (197,271)        31,439
      Other accrued expenses ....................................          --           (3,413)
                                                                    ===========    ===========
  Total adjustments .............................................    (1,431,907)      (366,719)
                                                                    ===========    ===========
NET CASH USED IN OPERATIONS - CONTINUING OPERATIONS .............    (3,423,731)    (2,570,514)
                                                                    ===========    ===========
NET CASH USED IN OPERATIONS - DISCONTINUED OPERATIONS ...........       (31,076)          --
                                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ...........................    (3,454,807)    (2,570,514)
                                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ...............          --         (857,633)
  Cash acquired in purchase business combinations ...............          --          416,397
  Purchase and development of technology ........................      (211,294)          --
  Proceeds from sale of fixed assets ............................         1,755           --
  Purchase of fixed assets ......................................       (12,689)       (32,055)
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS ...      (222,228)      (473,291)
                                                                    ===========    ===========
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS .        (3,000)          --
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ...........................      (225,228)      (473,291)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses financed by (repaid to) officers and stockholders ....          --         (225,000)
  Payments on settlement of accommodation agreements ............      (125,000)          --
  Advances from stockholders ....................................          --          500,000
  Deferred financing costs ......................................       (54,000)      (316,579)
  Proceeds from issuance of preferred series A stock ............     4,000,451           --
  Proceeds from issuance of bridge notes ........................          --        3,500,000
  Repayments of advances from shareholders ......................          --          (93,796)
                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS     3,821,451      3,364,625
                                                                    ===========    ===========

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................   $   141,416    $   320,820

CASH AND CASH EQUIVALENTS, beginning of period ..................   $        14    $    45,901
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ........................   $   141,430    $   366,721
                                                                    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest ......................................................   $       476    $   214,428

Liabilities and claims settled in exchange for Series A-1
  Preferred Stock ...............................................   $21,258,875

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

This Form 10-QSB/A should be read in conjunction with the Company's 10-KSB for the year ended December 31, 2005.


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


NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

Specifically,  the Company  recorded  for the three months ended March 31, 2006,
(1) a net loss of $858,213 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $906,987, (2) recorded excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of its Interim Bridge Financing III notes and (3) charged, as interest expense, a $285,050 fee paid to the placement agent in its Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. The nature of the adjustments required in the creditor and claimant liabilities restructuring relate to an overvaluation of the Series A-1 preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

The effect of the restatement on the Company's previously issued unaudited condensed consolidated interim financial statements is as follows:

                                                          Three Months
                                                              ended
                                                          March 31, 2006
                                                 -----------------------------
                                                 As Previously          As
                                                   Reported          Restated
                                                 ------------      ------------

Loss/(Gain) associated with settlement
   agreements ..............................     $    858,213      $   (906,987)

Interest expense ...........................     $ (1,615,514)     $   (972,464)

Net loss from continuing operations ........     $ (4,295,112)     $ (1,886,862)

Net loss available to common stockholders ..     $ (4,400,074)     $ (1,991,824)

Net loss per share-continuing operations ...     $      (2.06)     $      (0.91)

Net loss per share - total .................     $      (2.11)     $      (0.96)

Additional paid in capital .................     $ 93,922,101      $ 91,513,851

Accumulated Deficit ........................     $(88,788,101)     $(86,379,851)

A) For the quarter ended March 31, 2006, the effect was to reduce the net loss, accumulated deficit and additional paid in capital by $2,408,250 and net loss per share by $1.15 per share.


NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,991,824 for the three months ended March 31, 2006, which includes an aggregate of $109,066 of net non-cash gains including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, and stock based compensation. The Company used net cash in its operating activities of $3,454,807 during the three months ended March 31, 2006. The Company's working capital deficiency at March 31, 2006 amounted to $5,659,898 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note 16). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised $4,285,501 of gross proceeds ($3,946,451 net proceeds after the payment of certain transaction expenses) in financing transactions during the three months ended March 31, 2006. The Company used $3,454,807 of these proceeds to fund its operations and a net of $225,228 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Convertible Preferred Stock, par value $0.01 per share ("Series A-1 Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 17). As of March 31, 2006, Creditors representing approximately $21.4 million of the Company's outstanding debts, claims and other liabilities accepted this proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. The Company is currently unable to determine whether all of its remaining creditors will accept its proposal or that the acceptance of such proposal will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

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


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL AND INTANGIBLE ASSETS

We   account  for   Goodwill   and   Intangible   Assets  in
accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company recorded goodwill in connection with the Company's acquisitions described in Note 6 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31, 2005 (Note 6) resulting in $9,510,716 in goodwill at March 31, 2006.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144, "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company's review of the carrying values of its long lived assets, which principally consist of amortizable intangibles from acquired businesses, resulted in an impairment charge of $1,705,455 for the year ended December 31, 2005 (Note 9). Amortizable intangible assets continue to be amortized over their estimated useful lives. The Company evaluated the carrying amounts of its goodwill and intangible assets as of March 31, 2006 and determined that impairment charges are not necessary.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of the creditor and claimant liabilities restructuring in March 2006 (Note 17). Actual results could differ from those estimates.

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

The Company's preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company's control as of March 31, 2006. Accordingly all issuances of preferred stock are presented as a component of stockholders equity.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently during the three months ended March 31, 2006, the Company recognized $180,835 in expenses, which represents the fair value of stock options that have vested during the period ended March 31, 2006.

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

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                        2005
                                                                    -----------
Net Loss ......................................................     $(2,203,795)
Stock-based employee compensation cost, under fair
   value accounting ...........................................        (185,278)
                                                                    -----------
Pro-forma net loss under Fair Value Method ....................     $(2,389,073)
                                                                    -----------

Loss per share
   Basic and Diluted ..........................................     $     (1.30)

Per share stock-based employee compensation cost, under
   fair value accounting
Pro-forma loss per share, Basic and Diluted ...................     $     (1.41)


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

As a result of the consummation of the Share Exchange described in Note 1, the Company included 40,001 stock options with an exercise price of $0.30 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options, warrants and preferred stock as their effect would be anti-dilutive:

                                                     MARCH 31,
                                           ----------------------------
                                               2006             2005
                                           -----------       ----------
         Options ....................          438,090          197,505
         Warrants ...................        1,289,909          155,501
         Series A Preferred Stock ...        1,860,650             --
         Series A-1 Preferred Stock .       11,140,063             --
                                           -----------       ----------
                                            14,728,712          353,006
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


NOTE 6 - BUSINESS COMBINATIONS

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

In connection with these three merger transactions, the Company paid, $200,000 in cash, 496,667 shares of common stock with a fair market value of $12,665,000, subordinated promissory notes in the aggregate principal amount of $4,500,000, warrants to purchase up to 75,000 shares of common stock which were valued at $1,912,500. Direct expenses incurred by the Company to complete these transactions amounted to $912,663. The total purchase price for the three companies amounted to $20,190,133.


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


NOTE 7 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                              MARCH 31
                                                                2006
                                                             ----------
         Employee receivables ...........................    $   75,877
         Prepaid expenses ...............................        36,443
         Deposits .......................................        23,739
                                                             ----------
           Other current assets .........................    $  135,059
                                                             ==========



NOTE 8 - PROPERTY AND EQUIPMENT

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


NOTE 9 - INTANGIBLE ASSETS

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
                                                           ===========

During the year ended December 31, 2005, the Company recorded a $1,705,455 charge for the impairment of the developed technology assets acquired in the CSSI and Entelagent acquisitions (Note 6).

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


NOTE 11 - BRIDGE NOTES PAYABLE

INTERIM BRIDGE FINANCING I

On February 28, 2005, the Company completed a $3,500,000 financing (the "Interim Bridge Financing I") through the issuance of 10% Senior Convertible Promissory Notes (the "Bridge I Notes") and warrants to purchase up to 58,334 shares of the Company's common stock ("Bridge I Warrants"). The warrants have a term of 5 years and an exercise price of $21.00 per share. The aggregate fair value of the Bridge I Warrants amounts to $1,487,500. Prior to final maturity, the Bridge I Notes may be converted into securities that would be issuable at the first closing of a subsequent financing by the Company, for such number of offered securities that could be purchased for the principal amount being converted. The Bridge I Notes had an initial term of 120 days (due on June 28, 2005) with interest at a contractual rate of 10% per annum and featured an option for the Company to extend the term for an additional 60 days to August 27, 2005.

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

On June 28, 2005, the Company elected to extend the contractual maturity date of the Bridge I Notes for an additional 60 days to August 27, 2005, which caused the contractual interest rate to increase to 12% per annum. In addition, the Company was required to issue the 58,334 additional warrants (the "Bridge I Extension Warrants") to purchase such number of shares of common stock equal to 1/60 of a share for each $1.00 of principal amount outstanding. The Bridge I Extension Warrants have a term of 5 years and an exercise price of $21.00 per share. The Bridge I Extension Warrants have a fair value of $822,500. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $19.50; risk-free interest rate of 4.25%; expected dividend yield zero percent; expected warrant life of three years; and current volatility of 125%.

The Company did not redeem the Bridge I Notes on August 27, 2005 and, as a result, the notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $3,500,000 in 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

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

INTERIM BRIDGE FINANCING II

On June 6, 2005, the Company completed a $2,543,000 financing (the "Interim Bridge Financing II") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge II Notes") and (ii) warrants to purchase up to 42,384 shares of common stock (the "Bridge II Warrants"). The warrants have a term of 5 years and an exercise price of $18.00 per share. The aggregate fair value of the Bridge II Warrants amounts to $673,895. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

In accordance with APB 14, the Company allocated $2,010,277 of the proceeds to the Bridge II Notes and $532,723 of proceeds to the Bridge II Warrants. The difference between the carrying amount of the Bridge II Notes and their contractual redemption amount is being accreted as interest expense to October 3, 2005, their earliest date of redemption.

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60 of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes feature a term of 5 years and an exercise price of $18.00 per share. The Bridge II Extension Warrants have a fair value of $65,388. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $2.40; risk-free interest rate of 3.10%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each note becomes convertible into
0.128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $2,543,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

The Company sold these securities to seven accredited investors introduced by Laidlaw, placement agent in the Interim Bridge Financing II. The Company incurred $386,027 of fees in connection with this transaction including a cash fee of $305,160 and $80,867 for the fair value of warrants to purchase 5,086 shares of the Company's common stock at an exercise price of $18.00 per share.

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

INTERIM BRIDGE FINANCING III

Beginning on July 1, 2005, and continuing through December 31, 2005, the Company completed, through 12 separate fundings, a $5,234,000 financing (the "Interim Bridge Financing III") through the issuance of (i) 10% Junior Convertible Promissory Notes (the "Bridge III Notes") and (ii) warrants to purchase up to 87,234 shares of common stock (the "Bridge III Warrants"). The warrants have a term of 5 years and an exercise price of $18.00 per share. Prior to maturity, the Junior Convertible Promissory Notes may be converted into the securities offered by the Company at the first closing of a subsequent financing for the Company, for such number of offered securities as could be purchased for the principal amount being converted.

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

The Bridge III Notes have an initial term of 120 days (due on various dates beginning October 28, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 28, 2005. Upon the extension of the maturity date of the Bridge III Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge III Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60 of a share for each $1.00 of principal then outstanding. The Bridge III Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory Notes feature a term of 5 years and an exercise price of $18.00 per share. In addition, if the Bridge III Notes are not paid in full on or before the extended maturity date, each note becomes convertible into 0.128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $5,234,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

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

The Company did not redeem the Bridge III Notes beginning on December 28, 2005 and, as a result, the notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. This amounts to a total of 70,400 shares during the three months ended of March 31, 2006. Accordingly, the Company recorded a charge of $192,000, in the three months ended March 31, 2006, based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. With the surrender of the Bridge III Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, these conversion options are no longer exercisable and have been cancelled.

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


NOTE 12 - RELATED PARTY TRANSACTIONS

EXPENSE REIMBURSEMENTS DUE TO OFFICERS AND STOCKHOLDERS

Certain stockholders and officers of the Company have paid expenses on the Company's behalf since its inception, of which $166,183 remains outstanding at March 31, 2006. The amounts payable to such officers and stockholders are due on demand. The balance due under these arrangements is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 17. Subsequent to March 31, 2006, $13,501 of this amount has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.

NOTES PAYABLE TO OFFICERS AND STOCKHOLDERS

Notes payable to officers and stockholders which amount to $235,712 bear interest at 10% per annum and are due on demand. Interest expense on these notes amounted to $4,725 for the three months ended March 31, 2006. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in
Note 17.

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

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent described in Note 6, include $1,538,129 payable to related parties for settlement of accrued payroll, notes payable and expense reimbursements at March 31, 2006. Aggregate interest expense on these notes amounted to $51,111 and $0 for the three months ended March 31, 2006 and 2005, respectively. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 17.

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


NOTE 13 - OTHER CURRENT LIABILITIES

Other current liabilities principally consists of $445,778 of accrued payroll and sales tax liabilities and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 6).


NOTE 14 - DEFERRED REVENUE

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

On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between the parties under the creditor and claimant liabilities restructuring (Note 17).

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

The Company recorded a charge of $406,205 for the fair value of the Replacement Stock and Premium Stock (29,684 shares) issued to the Pledging Stockholder under this arrangement. Such charge, net of $40,012 of advances received, is presented as a loss on collateralized financing arrangement in the accompanying statement of operations. The Company also recorded charges of $2,852 and $9,014 during the three months ended March 31, 2006 and 2005, respectively for the fair value of 1,501 and 370 shares issuable during the three months ended March 31, 2006 and 2005, respectively to the Pledging Stockholder as penalties for the delays in registering the stock. The charges associated with the penalties are included in stock based penalties under accommodation agreements in the accompanying statements of operations.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

LEGAL PROCEEDINGS

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. The complaint alleged that Sherleigh was fraudulently induced into purchasing 33,334 shares of Company common stock in reliance upon certain of the Company's press releases and allegedly false statements by Mr. Allin and Mr. Yaw, concerning the Company's plans to acquire two target companies, TrustWave Corporation (currently a strategic partner of the Company) and Entelagent (a current subsidiary of the Company), and its financing arrangements regarding those acquisitions. Sherleigh seeks rescission of its purchase agreement and return of its $2,000,000 purchase price or compensatory damages to be proven at trial. Mr. Allin recently entered into a settlement agreement with Sherleigh and is requesting that the Court include in its dismissal order a finding that the settlement is reasonable and a prohibition against any claims by the Company or Mr. Yaw against Mr. Allin for contribution or indemnification with respect to Sherleigh's claims. The Company has opposed Mr. Allin's request. The Court has not yet issued any ruling on Mr. Allin's request. Discovery has been completed, but no trial date has been set by the Court. The Company believes the Plaintiff's claims are without merit and intends to continue to defend against them through trial, if necessary. The amount of loss, if any, with respect to the claim cannot be predicted or quantified at this time and, therefore, no amounts have been recorded on the books of the Company. On April 24, 2006, the Company and the Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims (Note 21).

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278.18 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. The Company intends to respond to this complaint within the time allotted by statute. The Company intends to attempt to settle this claim as part of the creditor and claimant liabilities restructuring (Note 17).

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

GRAUL CLAIM

On March 3, 2006, the Company, Ms. Graul and a third party ("Buyer") entered into an arrangement providing for Ms. Graul to assign and transfer all rights, title and interest in her original claim of $931,659 against the Company to the Buyer in exchange for a cash payment in the amount of $180,000. On March 15, 2006, the Company advanced the $180,000 payment to Ms. Graul in exchange for her immediate release of all claims against the Company. The Company is currently awaiting payment in the same amount from the Buyer in order to complete the assignment of such claim to the Buyer. This arrangement further provides for the Company to acknowledge Ms. Graul's original claim for the benefit of the Buyer, the rescission of the August 2005 settlement and release, and for the Buyer to participate in the creditor and claimant liabilities restructuring (Note 17) with respect to the settlement of Ms. Graul's original claim.

STOCK SUBSCRIPTION AND MUTUAL RELEASE AGREEMENTS WITH PATRICK ALLIN AND THE ALLIN DYNASTIC TRUST

On January 1, 2006, the Company and Mr. Patrick Allin and The Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims in law, equity, or otherwise ("Allin Subscriber Claims") arising out of the business relationship between the parties that Mr. Allin and The Allin Dynastic Trust may have with the Company. The Series A-1 Agreements provide for the issuance of 1,875,000 shares of Series A-1 Preferred Stock to Mr. Allin and 625,000 shares of Series A-1 Preferred Stock to The Allin Dynastic Trust. The aggregate purchase price is equivalent to the value of the Allin Subscriber Claims being settled through this settlement and release. The total of these claims at December 31, 2005 amounted to $2,000,000. Mr. Allin and The Allin Dynastic Trust are each deemed to have paid for the Series A-1 Preferred Stock through the settlement and release of Allin Subscriber Claims. See Note 18 for further details of the Series A-1 Preferred stock and Note 17 for the creditor and claimant liabilities restructuring.

SETTLEMENT OF LINTING LAWSUIT

On February 14, 2006, the Company and Richard Linting entered into a Stock Subscription Agreement & Mutual Release ("Linting Agreement") to settle all claims in law, equity or otherwise ("Linting Subscriber Claims") arising out of the business relationship between the parties that Mr. Linting may have with the Company. The Linting Agreement provides for the issuance of 1,777,261 shares (the "Shelved Stock") of Series A-1 Preferred stock. The aggregate purchase price is equivalent to the value of the Linting Subscriber Claims being settled through this settlement and release. The total set aside purchase price for the Shelved Stock shall be $0.80 per share or an aggregate of $1,421,809. Mr. Linting is deemed to have paid for the Series A-1 Preferred stock through the settlement and release of the Linting Subscriber Claims. This agreement provides for the transfer of the Shelved Stock in stock certificate installments and in such numbers and at such times as directed by Mr. Linting. See Note 18 for further details of the Series A-1 Preferred stock and Note 17 for the creditor and claimant liabilities restructuring.

SETTLEMENT OF HARARY, ET AL. LAWSUITS

On March 27, 2006, the Company reached agreement with Paul Harary, Paris McKinzie, Maria Caporicci, LLB Ltd. and DGC, Inc. (the "Subscribers") whereby each of the Subscribers and the Company mutually release the other party and its respective stockholders, directors, officers, employees, etc. from any and all past, present and future claims that can or have been brought by the other party relating to any act or omission occurring on or prior to the date of the Agreement. Additionally, the Company agreed to a payment to the Subscribers, including attorneys' fees, of $125,090. The Subscribers agreed to purchase from the Company 3,000,000 shares of the Company's Series A-1 Preferred Stock, the purchase price for the stock shall be $0.80 per share and shall be paid through this settlement and release of $2,400,000 of Subscriber claims. See Note 18 for further details of the Series A-1 Preferred stock and Note 17 for the creditor and claimant liabilities restructuring.

BRADEN WAVERLEY, CHIEF OPERATING OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), the Company's new Chief Operating Officer. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). The Waverley Initial Grant is for 73,371 shares at an exercise price of $1.65 per share. Additionally, Mr. Waverley will be granted an additional option ("Waverley Additional Option") intended to be made under the terms of the Employment Agreement as an antidilutive grant, following the Company's completion of its recapitalization under the creditor and claimant liabilities restructuring program and the effectiveness of a registration statement for the resale of such shares so that Mr. Waverley would retain options to purchase up to 3.5% of the Company's fully diluted common stock. Mr. Waverley's Employment Agreement also provided for the grant of an additional option to purchase that number of shares of the Company's common stock representing an aggregate of 3.5% of the outstanding shares of the Company's common stock on a fully-diluted basis upon his intended appointment as the Company's Chief Executive Officer. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), the Company's new Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate 1.25% of the outstanding shares of Company common stock on the date of grant ("Johnson Initial Grant"). The Johnson Initial Grant is for 26,204 shares at an exercise price of $1.65 per share. Additionally, Mr. Johnson will be granted an additional option ("Johnson Additional Option") intended to be made under the terms of the Employment Agreement as an antidilutive grant, following the Company's completion of its recapitalization under the creditor and claimant liabilities restructuring program and the effectiveness of a registration statement for the resale of such shares so that Mr. Johnson would retain options to purchase up to 1.25% of the Company's fully diluted common stock. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement.

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

The following table provides a summary as of March 31, 2006 of all claims settled by category with the (gain) loss recognized on the settlement:

                                              Series A-1     Fair Value       Claim
            Settlement Category              Stock Issued     of Stock        Amount       (Gain)/Loss
------------------------------------------   ------------   ------------   ------------    ------------
General Creditors ........................     20,538,589   $ 12,022,994   $ 16,298,504    $ (4,275,510)
Stockholders under Accommodation Agreement      3,000,000      2,400,000      2,400,000            --
Mr. Allin and the Allin Dynastic Trust ...      2,500,000      1,500,000      1,317,089         182,911
Other Claimants ..........................      7,381,489      4,428,894      1,243,282    $  3,185,612
                                             ------------   ------------   ------------    ------------
                                               33,420,078   $ 20,351,888   $ 21,258,875    $   (906,987)
                                             ------------   ------------   ------------    ------------

The fair value of the Series A-1 shares issued in settlements reached prior to March 31, 2006 amounted to $0.60 per share, based on a comparison of the features of these shares to similar shares sold in private placement transactions to unrelated parties for cash and the trading price of the Company's shares at the time of the settlements. These settlement agreements effectuated a complete settlement of these debts, claims and liabilities and the mutual release of the parties with respect thereto.

The Company accounted for the extinguishment of liabilities payable to general creditors in accordance with SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," due to the fact that the holders of these notes granted to Company concessions intended to alleviate its immediate liquidity constraints. These concessions that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note 20) that resulted in an infusion of cash that was needed to sustain operations.

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


NOTE 18 - SERIES A AND SERIES A-1 PREFERRED STOCK

On March 1, 2006, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock designating the rights, preferences and privileges of 2,160 shares of Series A Preferred stock and 50,000,000 shares of Series A-1 Preferred stock.

SERIES A PREFERRED STOCK

The Series A Preferred stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accumulating on a cumulative basis and is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series A Preferred stock and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services.

The Series A Preferred stock is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price") which shall be $2.40 per share based on the stated value of the Series A Preferred stock, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance.

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

The Series A-1 Preferred stock is not convertible at the option of the holder. Each share of Series A-1 Preferred stock automatically converts into the Company's common stock, at a conversion price of $2.40 per share based on the stated value of the Series A-1 Preferred stock, upon the effectiveness of an amendment to the Company's certificate of incorporation which provides for a sufficient number of authorized shares to permit the exercise or conversion of all issued and outstanding shares of Series A Preferred stock, Series A-1 Preferred stock and all options, warrants and other rights to acquire shares of the Company's common stock.

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

In connection with the Series A Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series A Preferred Placement Agent"). Laidlaw shall receive, in its role as Series A Preferred Placement Agent, (i) a cash fee equal to 10% of all gross proceeds, excluding the Apex proceeds, delivered at each Closing and (ii) a warrant (the "Agent Warrants") to purchase the Company's common stock equal to 10% times the sum of (x) the Conversion Shares to be issued upon conversion of the shares of Series A Preferred stock issued at each Closing and (y) the number of shares of the Company's common stock reserved for issuance upon the exercise of the Investor Warrants issued at each closing. The Agent Warrants shall have a term of 5 years and an exercise price of $3.00 per share. Additionally, the Company shall pay the Series A Preferred Placement Agent a non-accountable expense allowance of $25,000. The Agent Warrants have a fair value of $274,393. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $0.80; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

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

As of March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount is comprised on $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company has also issued to Laidlaw 198,375 common stock purchase warrants, the Agent Warrants, to Laidlaw as Series A Preferred Placement Agent. The Investor Warrants have a fair value of $857,908. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $1.71; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%. The Company paid Laidlaw a Series A Placement Agent fee of $339,051 which includes the $54,000 placement agent fee associated with the 2006 Bridge Notes.

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


NOTE 19 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On January 28, 2006 the Company issued warrants for 20,000 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $20,316.

On February 13, 2006 the Company issued warrants for 6,000 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $6,634.

On February 21, 2006 the Company issued warrants for 1,250 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $1,382.

On March 1, 2006 the Company issued warrants for 6,417 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $10,029.

On March 17, 2006 the Company issued warrants for 3,750 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $5,861.

On March 22, 2006 the Company issued warrants for 2,500 shares at a $18.00 per share exercise price to Apex in connection with the Interim Bridge Financing III financing. The aggregate fair value of these warrants amounted to $3,907.

On March 27, 2006 the Company issued warrants for 620,233 shares at a $3.00 per share exercise price to the investors in the Series A Preferred Financing in connection with the Series A Preferred Financing. Additionally, the Company issued 198,375 common stock purchase warrants at a $3.00 per share exercise price to Laidlaw as placement agent in the Series A Preferred Financing.

ISSUANCE OF EMPLOYEE STOCK OPTIONS

During the three months ended March 31, 2006, the Company issued stock options to employees to purchase 99,575 shares. These options include a grant to purchase 73,371 shares at $1.65 per share, with a fair value of $94,436, to the Chief Operating Officer of the Company, Mr. Braden Waverley, upon the signing of his employment agreement with the Company. Additionally, the Company granted options to purchase 26,204 shares at $1.65 per share, with a fair value of $33,727, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, upon the signing of his employment agreement with the Company.

The fair value of the unvested portion of stock options issued prior to December 31, 2005 was $776,251 as of December 31, 2005. Including the options granted in the three months ended March 31, 2006, the fair value of the unvested portion of stock option grants as of March 31, 2006 is $731,080.


NOTE 20 - DISCONTINUED OPERATIONS

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

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc.(Note 21).


NOTE 21 - SUBSEQUENT EVENTS

ADDITIONAL SERIES A PREFERRED STOCK AND WARRANT SALE

On April 3, 2006, the Company received $355,000 associated with the Series A Preferred Financing from Apex Investment Fund V, L.P. With receipt of these funds, the Company issued 71 shares of Series A Preferred Stock and 49,306 common stock purchase warrants. Receipt of these funds completes the funding of the Series A Preferred Financing.

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

FILING OF FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006

On April 10, 2007, the Company filed its Form 10-KSB for the year ended December 31, 2006. The Form 10-KSB for the year ended December 31, 2006 should be referred to for additional subsequent events which have occurred between the original filing date (May 22, 2006) of the Form 10-QSB for the three months ended March 31, 2006 and the filing of the Form 10-KSB on April 10, 2007.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the year ended December, 31, 2005 we recorded $22,440,212 of goodwill in connection with the acquisitions of LucidLine, CSSI and Entelagent. In accordance with SFAS 142, we conducted our annual impairment review of goodwill for the year ended December 31, 2005, which resulted in a goodwill impairment charge of $12,929,696 (Note 6). Intangible assets continue to be amortized over their estimated useful lives.

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

Operating expenses amounted to $1,118,826 for the three months ended March 31, 2006 as compared to $1,610,877 for the three months ended March 31, 2005, a decrease of $492,051. The decrease in operating expenses includes an increase of approximately $466,000 for salaries associated with an increase in the number of employees from acquired businesses, an increase of approximately $517,000 for legal and professional fees that we incurred principally in connection with the year-end financial audit, the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program and the implementation of the Series A Preferred Financing, an increase of approximately $23,000 for amortization of acquired intangible assets, an increase of approximately $173,000 associated with the expensing of stock options, an increase of approximately $3,000 associated with a stock-based penalty under a collateralized financing arrangement and an increase approximately $65,000 for increased general and administrative expenses associated with the acquired businesses. These increases were offset by a gain of approximately $907,000 associated with the settlement of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring, an approximately $464,000 reduction in expense associated with the amortization of stock-based compensation arrangements and approximately $369,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the three months ended March 31, 2006 amounted to $914,460 compared to a loss of $1,625,680 for the same period in 2005. Our loss was reduced as a result of the increases in operating expenses offset by the gain on the settlement of the creditor and claimant liabilities restructuring discussed above.

Interest expense during the three months ended March 31, 2006 amounted to $972,464 as compared to $494,998 for the three months ended March 31, 2005. The increase is directly related to our issuance of Series A Preferred stock, issuances of notes and the increased borrowings that we made to fund our working capital needs and to finance our acquisitions of CSSI, LucidLine and Entelagent. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the three months ended March 31, 2006 amounted to approximately $303,038 compared to $414,485 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $192,000 for the three months ended March 31, 2006 compared to $0 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the three months ended March 31, 2006 compared to $153,520 in the same period in 2005. Accretion of debt discounts during the three months ended March 31, 2006 were approximately $20,909 compared to $260,965 in the same period in 2005. Interest income, was $0 and $19,250 in the three months ended March 31, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005.

For the three months ended March 31, 2006, the net loss was $1,991,824 or $(0.96) per share on 2,083,954 weighted average common shares outstanding compared to a net loss of $2,203,795 or $(1.30) per share on 1,689,558 weighted average common shares outstanding for the three months ended March 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $1,991,824 for the three months ended March 31, 2006, which includes $797,921 of non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($2,852), fair value of a conversion option in connection with bridge note holders ($192,000), accretion related to warrants issued in conjunction with notes payable ($20,909), amortization of deferred financing costs ($282,129), non-cash increase in interest payable to a former stockholder ($48,400), depreciation and amortization ($70,796), and a charge for stock based compensation ($180,835). These non-cash charges were offset by a non-cash gain on issuance of preferred stock in settlement of debt totaling $906,987. We also used $957,122 of our restricted cash escrowed to settle liabilities assumed. Including the amounts above, we used net cash flows in our operating activities of $3,454,807 during the three months ended March 31, 2006. Our working capital deficiency at March 31, 2006 amounts to $5,659,898 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully integrate the acquired businesses is critical to the realization of its business plan. We raised $4,285,501 of gross proceeds ($3,946,451 net proceeds after the payment of certain transaction expenses) in financing transactions during the three months ended March 31, 2006. We used $3,454,807 of these proceeds to fund its operations and a net of $225,228 in investing activities, principally for the purchase and development of software technology. Additionally, we made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. Subsequent to March 31, 2006 we raised approximately $355,000 in additional gross funds in the Series A Preferred Financing (Note 18).

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, we have offered our creditors and claimants an agreement to issue common stock for amounts owed to the holders of our indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 17).

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

We are attempting to restructure any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants may have with us pursuant to the creditor and claimant liabilities restructuring described in Note 17. Our failure to successfully complete the creditor and claimant liabilities restructuring could adversely impact our ability to raise additional financing, or could force us to liquidate assets, or seek bankruptcy protection. There can be no assurance that we will successfully complete the creditor and claimant liabilities restructuring. Such a failure could materially adversely affect our ability to continue as a going concern.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $86.4 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

Pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the staff of the SEC (the "Staff"), issued an order (In the Matter of Patron Systems, Inc. - Order Directing a Private Investigation and Designating Officers to Take Testimony (C-03739-A, February 12, 2004)) (the "Order") that a private investigation (the "SEC Investigation") be made to determine whether certain of our actions and certain of the actions of our officers and directors and others (as described below) violated Section 5(a) and 5(c) of the Securities Act and/or
Section 10 and Rule 10b-5 promulgated under the Exchange Act. Generally, the Order provides, among other things, that the Staff is investigating (i) the legality of two (2) separate Registration Statements filed by us on Form S-8, filed on December 20, 2002 and on April 2, 2003, as amended on

April 9, 2003 (collectively, the "Registration Statements"), covering the resale of, in the aggregate, 145,834 shares of common stock issued to various of our consultants, and (ii) whether in connection with the purchase or sale of shares of common stock, certain of our officers, directors and others (a) sold common stock in violation of Section 5 of the Securities Act and/or, (b) made misrepresentations and/or omissions of material facts and/or employed fraudulent devices in connection with such purchases and/or sales relating to certain of our press releases regarding, among other items, proposed mergers and acquisitions that were never consummated. If the SEC brings an action against us, it could result in, among other items, a civil injunctive order or an administrative cease-and-desist order being entered against us, in addition to the imposition of a significant civil penalty. Moreover, the SEC Investigation and/or a subsequent SEC action could affect adversely our ability to have our common stock listed on a stock exchange and/or quoted on The OTC Bulletin Board or NASDAQ, our ability to sell our securities and/or have our securities registered with the SEC and/or in various states and/or our ability to implement our business plan. To date, our legal counsel representing us in such matters has indicated that the SEC Investigation is ongoing and the Staff has not indicated whether it will or will not recommend that the SEC bring an enforcement action against us, our officers, directors and/or others.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of May 11, 2006, there were 1,879,946 shares of common stock outstanding, of which 314,498 shares were held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up arrangements and Rule 144 under the Securities Act.

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

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

See attached Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 21, 2007               PATRON SYSTEMS, INC.
                                 --------------------
                                 (Registrant)



                                 /S/ BRADEN WAVERLEY
                                 ------------------------------
                                 By:    Braden Waverley
                                 Its:   Chief Executive Officer



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