Form 10QSB/A
period 2006-06-30
PATRON SYSTEMS INC
filed 2007-05-21
CIK 1075043

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

ITEM 1. FINANCIAL STATEMENTS ..................................................4

Condensed Consolidated Balance Sheet at June 30, 2006 (unaudited)..............4
Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2006 (unaudited)............................5
Condensed Consolidated Statement of Stockholders' (Deficiency)
         Equity for the Six Months Ended June 30, 2006 (unaudited).............6
Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006 and June 30, 2005 (unaudited)..........7
Notes to Condensed Consolidated Financial Statements (unaudited)...............8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................35


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS..............................................................49

SIGNATURES....................................................................50

                                EXPLANATORY NOTE

Patron Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 11, 2006. This filing amends and restates our previously reported financial statements for the six months ended June 30, 2006 to reflect the determination by the Company that, during the six months ended June 30, 2006, it had recorded 1) a net loss of $858,213 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $906,987, 2) excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of its Interim Bridge Financing III notes and 3) charged, as interest expense, a $285,050 fee paid to the placement agent in its Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. For the three months and six months ended June 30, 2006, the Company recorded a net gain of $371,616 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $965,381. The nature of the adjustments required in the creditor and claimant liabilities restructuring in the quarters ended March 31, 2006 and June 20, 2006, relate to an overvaluation of the Series A-1 preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

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

PART I - FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                                                      JUNE 30,
                                                                       2006
ASSETS                                                             (As Restated)
                                                                   ------------

Current Assets
  Cash ........................................................    $    195,432
  Accounts receivable, net ....................................         571,248
  Other current assets ........................................         231,573
                                                                   ------------
     Total current assets .....................................         998,253

Property and equipment, net ...................................         125,608
Intangible assets, net ........................................       1,399,618
Goodwill ......................................................       9,510,716
                                                                   ------------
     Total assets .............................................    $ 12,034,195
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ............................................    $  1,023,432
  Accrued payroll and related expenses ........................         280,673
  Accrued interest ............................................         604,444
  Demand notes payable ........................................         447,556
  Bridge notes payable ........................................         544,975
  Notes payable (to creditors of acquired business,
    including $554,202 to related parties) ....................         799,982
  Expense reimbursements due to officers and stockholders .....         130,201
  Notes payable to officers and stockholders ..................          90,000
  Other current liabilities ...................................         742,051
  Accrued registration rights penalty .........................          87,174
  Deferred revenue ............................................         498,780
                                                                   ------------
     Total current liabilities ................................       5,249,268
                                                                   ------------

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share, 75,000,000
    shares authorized,
       - Series A convertible:  2,160 shares authorized;
         964 shares issued and outstanding ....................              10
         liquidation preference of $6,151,091
       - Series A-1 convertible: 50,000,000 authorized;
         36,388,907 issued and outstanding ....................         363,889
         liquidation preference of $29,111,126
  Common stock, par value $0.01 per share, 150,000,000
     shares authorized, 2,131,496 shares issued and
     outstanding ..............................................          21,316
  Additional paid-in capital ..................................      93,682,031
  Accumulated deficit .........................................     (87,282,319)
                                                                   ------------
     Total stockholders' equity ...............................       6,784,927
                                                                   ------------
     Total liabilities and stockholders' equity ...............    $ 12,034,195
                                                                   ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                   --------------------------    --------------------------
                                                                     June 30,       June 30,       June 30,       June 30,
                                                                      2006           2005           2006           2005
                                                                  (As Restated)                 (As Restated)
                                                                   -----------    -----------    -----------    -----------
Revenue ........................................................   $   580,745    $    90,843    $   318,960    $    84,413
                                                                   -----------    -----------    -----------    -----------

Cost of Sales
  Cost of products/services ....................................        29,897          2,003           --             --
  Amortization of technology ...................................        55,044        147,731         27,522        128,501
                                                                   -----------    -----------    -----------    -----------
    Total cost of sales ........................................        84,941        149,734         27,522        128,501
                                                                   -----------    -----------    -----------    -----------
  Gross profit (loss) ..........................................       495,804        (58,891)       291,438        (44,088)
                                                                   -----------    -----------    -----------    -----------

Operating Expenses
  Salaries and related expenses ................................     2,448,188      1,076,437      1,438,065      1,214,588
  Consulting expense (non-employee stock based compensation) ...          --          952,875           --          444,375
  Professional fees ............................................       885,897        653,383        227,782        511,982
  General and administrative ...................................       621,575        757,486        297,666         35,422
  Amortization of intangibles ..................................        61,627         38,877         30,813         30,814
  Stock based penalties under accomodation agreements ..........          --          689,102           --          320,102
  Stock based penalty under collateralized financing arrangement         5,246           --            2,394           --
  Loss on collateralized financing arrangement .................          --          366,193           --          366,193
  Loss/(gain) associated with settlement agreements ............    (1,872,368)      (389,103)      (965,381)      (389,103)
                                                                   -----------    -----------    -----------    -----------
     Total operating expenses ..................................     2,150,165      4,145,250      1,031,339      2,534,373

Operating loss .................................................    (1,654,361)    (4,204,141)      (739,901)    (2,578,461)

Other Income (Expense)
  Interest income ..............................................         1,961         19,250          1,961           --
  Loss on sale of property and equipment .......................          (125)          --             (187)          --
  Interest expense .............................................    (1,060,885)    (2,196,535)       (88,421)    (1,701,547)
                                                                   -----------    -----------    -----------    -----------
     Total other income (expense) ..............................    (1,059,049)    (2,177,285)       (86,647)    (1,701,547)
                                                                   -----------    -----------    -----------    -----------
Loss from continuing operations before income taxes ............    (2,713,410)    (6,381,426)      (826,548)    (4,280,008)

  Income taxes .................................................          --             --             --             --
                                                                   -----------    -----------    -----------    -----------
Loss from continuing operations ................................    (2,713,410)    (6,381,426)      (826,548)    (4,280,008)
                                                                   -----------    -----------    -----------    -----------

Loss from discontinued operations ..............................      (104,962)      (850,874)          --         (748,497)
Loss on disposal of discontinued operations ....................       (75,920)          --          (75,920)          --
                                                                   -----------    -----------    -----------    -----------
                                                                      (180,882)      (850,874)       (75,920)      (748,497)
                                                                   -----------    -----------    -----------    -----------

Net loss .......................................................    (2,894,292)    (7,232,300)      (902,468)    (5,028,505)

Preferred stock dividend .......................................       124,784           --          124,784           --
                                                                   -----------    -----------    -----------    -----------
Net loss available to common stockholders ......................   $(3,019,076)   $(7,232,300)   $(1,027,252)   $(5,028,505)
                                                                   ===========    ===========    ===========    ===========


Net Loss Per Share - Basic and Diluted
  - Continuing operations ......................................   $     (1.33)   $     (3.47)   $     (0.44)   $     (2.11)
  - Discontinued operations ....................................         (0.09)         (0.46)         (0.03)         (0.37)
                                                                   -----------    -----------    -----------    -----------
  - Total Net Loss per share available to common stockholders ..   $     (1.42)   $     (3.93)   $     (0.47)   $     (2.47)
                                                                   ===========    ===========    ===========    ===========

Weighted Average Number of Shares Outstanding
   - Basic and diluted .........................................     2,127,543      1,838,106      2,170,653      2,032,823
                                                                   ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                               SHARES OF      PAR VALUE      SHARES OF      PAR VALUE
                                                SERIES A       SERIES A      SERIES A-1     SERIES A-1     SHARES OF
                                               PREFERRED      PREFERRED      PREFERRED      PREFERRED        COMMON
                                                 STOCK          STOCK          STOCK          STOCK          STOCK
                                              ------------   ------------   ------------   ------------   ------------
Balance - December 31, 20056 ..............           --     $       --             --     $       --        1,978,655
Reclassification of deferred compensation
   upon adoption of FAS 123 (R) ...........           --             --             --             --             --

Issuance of Series A Preferred Stock to
   investors ..............................            964             10           --             --             --
Issuance of warrants in connection with
   bridge loan extension - extension
   warrants ...............................           --             --             --             --             --
Conversion option penalty incurred upon
   default of Bridge Financing III ........           --             --             --             --             --
Cancellation of stock repurchase obligation
   due to former officer ..................           --             --             --             --             --
Issuance of Series A-1 Preferred stock in
   settlement of debt .....................           --             --       36,388,907        363,889        (98,334)
Issuance of shares in connection with
   anti-dilution provision ................           --             --             --             --          251,175
Stock-based compensation ..................           --             --             --             --             --
Net Loss ..................................           --             --             --             --             --
                                              ------------   ------------   ------------   ------------   ------------

BALANCE - JUNE 30, 2006 (AS RESTATED) .....            964   $         10     36,388,907   $    363,889      2,131,496
                                              ============   ============   ============   ============   ============


                                                                ADDITIONAL       COMMON
                                               PAR VALUE         PAID IN          STOCK
                                                 COMMON          CAPITAL       REPURCHASE       DEFERRED
                                                 STOCK        (AS RESTATED)    OBLIGATION     COMPENSATION
                                              ------------    ------------    ------------    ------------
Balance - December 31, 20056 ..............   $     19,787    $ 65,601,272    $ (1,300,000)   $     (7,500)
Reclassification of deferred compensation
   upon adoption of FAS 123 (R) ...........           --            (7,500)           --             7,500

Issuance of Series A Preferred Stock to
   investors ..............................           --         4,535,440            --              --
Issuance of warrants in connection with
   bridge loan extension - extension
   warrants ...............................           --            48,129            --              --
Conversion option penalty incurred upon
   default of Bridge Financing III ........           --           192,000            --              --
Cancellation of stock repurchase obligation
   due to former officer ..................           --         1,300,000       1,300,000            --
Issuance of Series A-1 Preferred stock in
   settlement of debt .....................           (983)     21,770,278            --              --
Issuance of shares in connection with
   anti-dilution provision ................          2,512          (2,512)           --              --
Stock-based compensation ..................           --           244,924            --              --
Net Loss ..................................           --              --              --              --
                                              ------------    ------------    ------------    ------------

BALANCE - JUNE 30, 2006 (AS RESTATED) .....   $     21,316    $ 93,682,031    $       --      $       --
                                              ============    ============    ============    ============



                                               ACCUMULATED
                                                 DEFICIT          TOTAL
                                              (AS RESTATED)   (AS RESTATED)
                                              ------------    ------------
Balance - December 31, 20056 ..............   $(84,388,027)   $(20,074,468)
Reclassification of deferred compensation
   upon adoption of FAS 123 (R) ...........           --              --

Issuance of Series A Preferred Stock to
   investors ..............................           --         4,535,450
Issuance of warrants in connection with
   bridge loan extension - extension
   warrants ...............................           --            48,129
Conversion option penalty incurred upon
   default of Bridge Financing III ........           --           192,000
Cancellation of stock repurchase obligation
   due to former officer ..................           --         2,600,000
Issuance of Series A-1 Preferred stock in
   settlement of debt .....................           --        22,133,184
Issuance of shares in connection with
   anti-dilution provision ................           --              --
Stock-based compensation ..................           --           244,924
Net Loss ..................................     (2,894,292)     (2,894,292)
                                              ------------    ------------

BALANCE - JUNE 30, 2006 (AS RESTATED) .....   $(87,282,319)   $  6,784,927
                                              ============    ============

See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                                 June 30,        June 30,
                                                                  2006            2005
                                                              (As Restated)
                                                              ------------    ------------
Cash Flows from Operating Activities
Net loss from continuing operations .......................   $ (2,713,410)   $ (6,381,426)
                                                              ============    ============
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ...........................        143,420         192,298
  Stock based compensation ................................        244,924         952,875
  Non-cash interest expense ...............................        543,438       1,887,625
  Gain associated with settlement agreements ..............     (1,872,368)       (389,103)
  Accrued registration penalty ............................          5,246            --
  Loss on disposition of discontinued operations ..........         75,920            --
  Loss on sale of fixed assets ............................            125            --
  Stock based penalty under accomodation agreements .......           --           689,102
  Gain on settlement of consulting agreement payable ......           --          (228,900)
  Loss on collateralized financing arrangement ............           --           366,194
  Non-cash interest income ................................           --           (19,250)
  Changes in assets and liabilities:
    Restricted cash escrowed to settle liabilities assumed         511,691        (527,003)
    Prepaid expenses ......................................           --            51,487
    Accounts receivable ...................................       (974,319)         14,429
    Other current assets ..................................        (12,874)         44,299
    Accounts payable ......................................       (489,363)       (393,819)
    Accrued interest ......................................        517,268        (342,746)
    Deferred revenue ......................................        793,914          28,017
    Accrued payroll and payroll related expenses ..........       (246,891)     (1,015,946)
    Other current liabilities .............................         29,607         367,897
    Consulting agreements payable .........................           --           (50,000)
    Expense reimbursements due to officers and stockholders        (29,835)           --
    Other accrued expenses ................................           --            (3,413)
                                                              ============    ============
Total adjustments .........................................       (760,097)      1,624,043
                                                              ============    ============
NET CASH USED IN CONTINUING OPERATIONS ....................     (3,473,507)     (4,757,383)
                                                              ============    ============
NET CASH USED IN DISCONTINUED OPERATIONS ..................       (197,882)       (844,222)
                                                              ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES .....................     (3,671,389)     (5,601,605)
                                                              ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations .........           --          (857,633)
  Cash acquired in purchase business combinations .........           --           406,834
  Purchase and development of technology ..................       (283,530)           --
  Proceeds from sale of fixed assets ......................          1,755            --
  Purchase of fixed assets ................................        (46,948)        (37,634)
                                                              ------------    ------------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES ..........       (328,723)       (488,433)
                                                              ============    ============
NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES ........        (78,920)        (10,182)
                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES .....................       (407,643)       (498,615)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses repaid to officers and stockholders ............           --          (373,060)
  Payments on settlement of accommodation agreements ......       (125,000)           --
  Advances from stockholders ..............................           --         1,650,000
  Deferred financing costs ................................        (54,000)       (621,739)
  Proceed from issuance of Series A Preferred Stock .......      4,355,451            --
  Repayments of amounts due under settlement with former
    officer ...............................................           --          (200,000)
  Proceeds from issuance of bridge notes ..................           --         3,500,000
  Repayments of notes payable .............................         (7,001)           --
  Proceeds from disposition of discontinued operations ....         50,000            --
  Proceeds received in connection with financing settlement         55,000            --
  Proceeds from issuance of notes, less fees ..............           --         2,543,000
  Repayments of advances from stockholders ................           --           (32,774)
                                                              ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ......      4,274,450       6,465,427
                                                              ============    ============
NET CASH USED BY DISCONTINUED FINANCING ACTIVITIES ........           --           (93,483)
                                                              ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................      4,274,450       6,371,944
                                                              ------------    ------------

NET INCREASE IN CASH ......................................        195,418         271,724

CASH, beginning of period .................................             14          45,901
                                                              ------------    ------------
CASH, end of period .......................................   $    195,432    $    317,625
                                                              ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest ................................................   $    285,517    $    515,798
                                                              ============    ============

Supplemental non-cash investing and finanical activity
  Current tangible assets acquired ........................                   $    300,911
  Non-current tangible assets acquired ....................                      2,756,470
  Current liabilities assumed with acquisitions ...........                     (8,379,271)
  Non-current liabilities assumed with acquisitions .......                       (439,126)
  Intangible assets acquired ..............................                      3,101,000
  Goodwill recognized on purchase business combinations ...                     22,433,752
  Non-cash consideration ..................................                    (19,332,500)
  Cash acquired in purchase business combinations .........                        416,397
                                                                              ------------
  Cash paid to acquire businesses .........................                   $    857,633
                                                                              ============

  Liabilities and claims settled in exchange for Series A-1
    Preferred Stock .......................................   $ 24,005,552

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

REVERSE STOCK SPLIT AND AMENDMENT TO CERTIFICATE OF INCORPORATION

As described in Note 21, the Company's stockholders approved an amended to its certificate of incorporation to effectuate a 1-for-30 reverse stock split and certain other transactions intended to recapitalize the Company. All share information included in the accompanying financial statements and notes thereto give retroactive effect to the reverse split.

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

The specific errors that came to management's attention relate to the Company's accounting for certain transactions that occurred during the quarter ended March 31, 2006 and the quarter ended June 30, 2006. Upon review of these transactions, Company management discovered that the accounting for these transactions resulted in a $2,408,250 overstatement of its loss for the quarterly period ended March 31, 2006 and a $593,765 overstatement of its loss for the quarterly period ended June 30, 2006, which also resulted in an overstatement of the year to date losses in the six and nine month periods ended June 30, 2006 and September 30, 2006, respectively. For the six months ended June 30, 2006, a reduction in the net loss of $3,002,015 ($0.61 per share) and a corresponding reduction in accumulated deficit of $3,002,015 and a reduction of additional paid in capital of $3,002,015 was recorded.

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

The effect of the restatement on the Company's previously issued unaudited condensed consolidated interim financial statements is as follows:

                                                 Three Months                     Six Months
                                                     ended                          ended
                                                 June 30, 2006                  June 30, 2006
                                         ----------------------------    ----------------------------
                                         As Previously        As         As Previously        As
                                           Reported        Restated        Reported        Restated
                                         ------------    ------------    ------------    ------------
Loss/(Gain) associated with settlement
   agreements ........................   $   (371,616)   $   (965,381)   $    486,597    $ (1,872,368)

Interest expense .....................   $    (88,421)   $    (88,421)   $ (1,703,935)   $ (1,060,885)

Net loss from continuing operations ..   $ (1,420,313)   $   (826,548)   $ (5,715,425)   $ (2,713,410)

Net loss available to common
   stockholders ......................   $ (1,621,017)   $ (1,027,252)   $ (6,021,091)   $ (3,019,076)

Net loss per share-continuing
   operations ........................   $      (0.71)   $      (0.44)   $      (2.75)   $      (1.33)

Net loss per share - total ...........   $      (0.75)   $      (0.47)   $      (2.83)   $      (1.42)

Additional paid in capital ...........   $ 97,792,968    $ 93,682,031    $ 97,792,968    $ 93,682,031

Accumulated Deficit ..................   $(90,409,118)   $(87,282,319)   $(90,409,118)   $(87,282,319)

NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,894,292 for the six months ended June 30, 2006, which includes an aggregate of $1,013,073 of net non-cash charges including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, the amortization of deferred compensation and the charge for stock option based compensation. These non-cash charges are offset by a non-cash gain of $1,872,368 associated with the settlement of outstanding liabilities, claims and litigation for Series A-1 Preferred stock. The Company used net cash in its operating activities of $3,671,389 during the six months ended June 30, 2006. The Company's working capital deficiency at June 30, 2006 amounted to $4,251,015 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note 16). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised $4,640,501 of gross proceeds ($4,301,451 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2006. The Company used $3,671,389 of these proceeds to fund its operations and a net of $407,643 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Preferred Stock, par value $0.01 per share ("Series A-1 Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 17). As of June 30, 2006, creditors representing approximately $24.0 million of the Company's outstanding debts, claims and other liabilities accepted this proposal by signing and returning to the Company the Stock Subscription Agreement and Mutual Release. On July 21, 2006, the Company's Board of Directors approved the completion of the creditor and claimant liabilities restructuring. A total of $24,005,552 of debts, liabilities and other claims were settled by the issuance of Series A-1 Preferred Stock. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

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


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Entelagent Software Corporation, Complete Security Solutions, Inc. and PILEC Disbursement Company. The accounts of LucidLine, Inc. have been included in discontinued operations through April 18, 2006, the date on which LucidLine was sold (Note 20). All significant inter-company transactions have been eliminated.

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

The Company provides its internet access and back-up, retrieval and restoration services under contractual arrangements with terms ranging from 1 year to 5 years. These contracts are billed monthly, in advance, based on the contractually stated rates. At the inception of a contract, the Company may activate the customer's account for a contractual fee that it amortizes over the term of the contract in accordance with Emerging Issues Task Force Issue ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's standard contracts are automatically renewable by the customer unless terminated on 30 days written notice. Early termination of the contract generally results in an early termination fee equal to the lesser of six months of service or the remaining term of the contract. These revenues are included in discontinued operations as described in Note 20.

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

GOODWILL

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company recorded goodwill in connection with the Company's acquisitions described in Note 6 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31, 2005 (Note 6) resulting in $9,510,716 in goodwill at June 30, 2006.

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

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The Company's significant estimates principally include the valuation of its intangible assets and goodwill and accrued liability for the Company's estimate of the fair value of preferred stock issued upon the settlement of the creditor and claimant liabilities restructuring in June 2006 (Note 17). Actual results could differ from those estimates.

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

The Company's preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company's control as of June 30, 2006. Accordingly all issuances of preferred stock are presented as a component of stockholders equity.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 19. Accordingly, the Company recognized in salaries and related expense on the statement of operations, $244,924 and $64,089 for the fair value of stock options expected to vest during the six- and three-month periods ended June 30, 2006, respectively.

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

                                                           Six Months    Three Months
                                                             Ended          Ended
                                                            June 30,       June 30,
                                                              2005           2005
                                                          -----------    -----------
Net Loss ..............................................   $(7,232,300)   $(5,028,505)
Stock-based employee compensation cost, under fair
   value accounting ...................................      (370,556)      (185,278)
                                                          -----------    -----------
Pro-forma net loss under fair value method ............   $(7,602,856)   $(5,213,783)
                                                          ===========    ===========

Net loss per share - basic and diluted ................   $     (3.93)   $     (2.47)

Per share stock-based employee compensation cost, under
   fair value accounting
Pro-forma net loss per share, basic and diluted .......   $     (4.14)   $     (2.56)

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

As a result of the consummation of the Share Exchange described in Note 2, the Company included 40,001 stock options with an exercise price of $0.30 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented.

Net loss per common share excludes the following outstanding options and warrants as their effect would be anti-dilutive:

                                                              June 30,
                                                   -----------------------------
                                                      2006               2005
                                                   ----------         ----------
Options ..................................            438,090            197,505
Warrants .................................          1,339,306            261,851
Series A Preferred Stock .................          2,008,567
Series A-1 Preferred Stock ...............         12,129,674
Convertible Notes ........................             66,557
                                                   ----------         ----------
                                                   15,982,194            459,356
                                                   ==========         ==========


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

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc. pursuant to which the Company sold all of the outstanding shares of LucidLine, Inc. As a result, LucidLine has been treated as a discontinued operation in these financial statements (Note 20).


NOTE 7 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                   JUNE 30, 2006
                                                                   -------------
Employee receivables ..........................................    $      23,517
Prepaid expenses ..............................................           52,417
Deposits ......................................................           30,639
Other current assets ..........................................          125,000
                                                                   -------------
  Other current assets ........................................    $     231,573
                                                                   =============


NOTE 8 - PROPERTY AND EQUIPMENT

                                                                  JUNE 30, 2006
                                                                  -------------

Computers .....................................................   $     147,524
Furniture and Fixtures ........................................          31,962
Leasehold improvements ........................................           4,490
                                                                  -------------
    sub-total .................................................         183,976
less: accumulated depreciation ................................         (58,368)
                                                                  -------------
    Property and equipment, net ...............................   $     125,608
                                                                  =============

Depreciation expense amounted to $26,751 and $13,753 for the six months ended June 30, 2006 and 2005, respectively.


NOTE 9 - INTANGIBLE ASSETS

The components of intangible assets as of June 30, 2006 are set forth in the following table:

                                                                  JUNE 30, 2006
                                                                  -------------
Developed technology .........................................    $   2,570,000
Customer relationships .......................................          180,000
Trademarks and tradenames ....................................          161,000
In-process research and development ..........................          807,917
                                                                  -------------
                                                                      3,718,917
Amortization and impairment charge ...........................       (2,319,299)
                                                                  -------------
   Intangible assets, net ....................................    $   1,399,618
                                                                  =============

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

The Bridge II Notes have an initial term of 120 days (due on various dates beginning October 3, 2005) with interest at 10% per annum and feature an option for the Company to extend the term for an additional 60 days to various dates beginning December 2, 2005. Upon the extension of the maturity date of the Bridge II Notes, the contractual interest rate would increase to 12% per annum, and the Company would be required to issue warrants (the "Bridge II Extension Warrants") to purchase such number of shares of the Company's common stock equal to 1/60th of a share for each $1.00 of principal then outstanding. The Bridge II Extension Warrants issuable upon extension of the maturity date of the Junior Convertible Promissory notes feature a term of 5 years and an exercise price of $18.00 per share. The Bridge II Extension Warrants have a fair value of $65,388. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $2.40; risk-free interest rate of 3.10%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%. In addition, if the Bridge II Notes are not paid in full on or before the extended maturity date, each note becomes convertible into ..128 shares of the Company's common stock for each $1.00 of principal then outstanding. The intrinsic value of this conversion option measured at the issuance date of the notes amounts to $2,543,000 and would be recognized as interest expense in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of its common stock issuable upon exercise of the conversion option that would be issuable in this transaction, on a best efforts basis.

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

The Company did not redeem the Bridge II Notes on December 2, 2005 and, as a result, the notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $2,543,000 based upon the intrinsic value of this conversion option measured at the original issuance date of the note in accordance with EITF 00-27. The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

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

The Company did not redeem Bridge III Notes on contractual maturity dates that occurred through January 12, 2006 (the date of the Series A-1 creditor and claimant liabilities restructuring). As a result, $3,400,000 of the Notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. This amounts to a total of 70,400 shares during the three months ended of March 31, 2006. Accordingly, the Company recorded a charge of $192,000, in the three months ended March 31, 2006, based upon the intrinsic value of this conversion option measured at the original issuance date of the notes in accordance with EITF 00-27. With the surrender of the Bridge III Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, these conversion options are no longer exercisable and have been cancelled.

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

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent (in connection with the acquisition described in Note 6) include $554,202 that is payable to related parties for settlements of accrued payroll, notes payable and other payables that remain outstanding at June 30, 2006. The original amount of these notes amounted to $2,602,913. Aggregate interest expense on these notes amounted to $77,370 and $51,842 for the six months ended June 30, 2006 and 2005, respectively. The balance due under these notes is included in the liabilities that the Company has offered to settle under the creditor and claimant liabilities restructuring described in Note 17.

During the six months ended June 30, 2006, $1,795,930 of the notes payable to creditors of acquired business was surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring.


NOTE 13 - OTHER CURRENT LIABILITIES

Other current liabilities principally consist of $439,769 of accrued payroll and sales tax liabilities and estimated penalties that the Company assumed in its acquisition of Entelagent (Note 6). The balance consists of various miscellaneous other current liabilities.

NOTE 14 - DEFERRED REVENUE

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

The following table provides a summary as of June 30, 2006 of all claims settled by category with the (gain) loss recognized on the settlement:

                                              Series A-1      Claim       Fair Value
          Settlement Category               Stock Issued      Amount       of Stock    Gain/(Loss)
------------------------------------------   -----------   -----------   -----------   -----------
General Creditors ........................    21,957,892   $17,864,190   $13,054,575   $ 4,809,615
Former Officer/Stockholder ...............     1,549,526   $ 1,180,991   $   929,716       251,275
Stockholders under Accommodation Agreement     3,000,000     2,400,000     2,400,000          --
Mr. Allin and the Allin Dynastic Trust ...     2,500,000     1,317,089     1,500,000      (182,911)
Other Claimants ..........................     7,381,489     1,243,282     4,248,893    (3,005,611)
                                             -----------   -----------   -----------   -----------
                                              36,388,907   $24,005,552   $22,133,184   $ 1,872,368
                                             ===========   ===========   ===========   ===========

The fair value of the Series A-1 shares issued in settlements reached prior to June 30, 2006 amounted to $0.60 per share, based on a comparison of the features of these shares to similar shares sold in private placement transactions to unrelated parties for cash and the trading price of the Company's shares at the time of the settlements. These settlement agreements effectuated a complete settlement of these debts, claims and liabilities and the mutual release of the parties with respect thereto.

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

LOSS (GAIN) ASSOCIATED WITH SETTLEMENT AGREEMENTS

During the six months ended June 30, 2006 as part of the creditor and claimant liabilities restructuring, the Company settled a number of disputed and unresolved payables and outstanding claims. Included among the claims settled was a claim associated with Accommodation Agreements (Note 15). Settlement losses associated with claims include the Sherleigh Associates Profit Sharing Plan complaint ($1,387,500), loss on the settlement of Richard Linting's lawsuit against the Company ($773,548) and a loss associated with the reinstatement and subsequent settlement of the claim associated with the lawsuit brought by Marie Graul against the Company ($698,485).

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

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accumulating on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Accrued but unpaid dividends on the Series A Preferred amount to $124,784 at June 30, 2006.

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

As of March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount is comprised on $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company has also issued to Laidlaw 5,950,837 common stock purchase warrants, the "Agent Warrants", as Series A Preferred Placement Agent. .. The Investor Warrants have a fair value of $857,908. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $1.71; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

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

In order to affect the availability of these funds to the Company prior to the completion of the creditor and claimant liabilities restructuring, the Company, on March 27, 2006, entered into a post-closing restricted cash escrow agreement ("Post-Closing Escrow Agreement") with an escrow agent ("Escrow Agent"). As of March 27, 2006, the Escrow Agent was provided $2,183,026 in net offering proceeds. The escrow agent is holding the funds and making periodic disbursements to the Company on or after the 15th of each calendar month and on or after the last day of each calendar month. The Company is required to provide a detailed schedule of the mid-month, month-end and maximum monthly disbursement amounts to substantiate its request for a release of any funds. The Company cannot provide assurance that the securing of additional funding, the completion of the creditor and claimant liabilities restructuring program and the acceptance by individual creditors of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.


NOTE 19 - STOCKHOLDERS' EQUITY

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

On April 3, 2006 the Company issued warrants for 49,306 shares at a $3.00 per share exercise price to Apex in connection with Apex's investment in the Series A Preferred Financing.

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

As described in Note 5, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 5.

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

A summary of option activity for the six months ended June 30, 2006 is as follows:

                                                                 WEIGHTED-
                                                   WEIGHTED-      AVERAGE
                                                   AVERAGE       REMAINING
                                                   EXERCISE     CONTRACTUAL
             OPTIONS                    SHARES       PRICE         TERM
-------------------------------       ---------    ---------    -----------
Outstanding at January 1, 2006          428,022     $21.09        7.2 years
Granted                                  99,575     $ 1.65        9.6 years
Exercised                                  --         --               --
Forfeited or expired                    (59,506)    $10.20        9.1 years
Outstanding at June 30, 2006            468,091     $18.34        7.5 years
Exercisable at June 30, 2006            319,886     $22.54        6.2 years

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

A summary of the status of the Company's non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

                                                        WEIGHTED-AVERAGE
       NON-VESTED SHARES               SHARES        GRANT DATE FAIR VALUE
-----------------------------       ------------     ---------------------
Non-vested at January 1, 2006         149,680                $8.12
Granted                                99,575                $1.32
Vested                                (41,546)               $3.80
Forfeited                             (59,506)               $8.10
Non-vested at June 30, 2006           148,203                $4.42

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


NOTE 20 - DISCONTINUED OPERATIONS/ SALE OF LUCIDLINE

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


NOTE 21 - SUBSEQUENT EVENTS

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

ANNUAL MEETING OF STOCKHOLDERS

On July 20, 2006, the Company held its annual meeting of stockholders. The stockholders approved the election of three directors: Mr. Robert Cross to serve until the annual meeting of stockholders in 2007; Mr. Braden Waverley to serve until the annual meeting of stockholders in 2008; and Mr. George Middlemas to serve until the annual meeting of stockholders in 2009. Additionally, the stockholders approved the three other proposals made as part of the 2006 proxy statement including the adoption of the Patron Systems, Inc. 2006 Stock Incentive Plan which provides for the grant of up to 5.6 million stock options and other types of stock awards and the approval of an amendment to the Second Amended and Restated Certificate of Incorporation, as amended, to provide for a 1-for-30 reverse stock split of the Company's issued and outstanding common stock.

COMPLETION OF THE CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING PROGRAM

On July 21, 2006, the Board of Directors authorized the completion of the Creditor and Claimant Liabilities Restructuring program. Under this program, claims totaling $24,467,871 have been settled for 36,993,054 shares of Series A-1 Preferred Stock. Additionally, the Company has settled claims totaling $382,584 for $12,140.

FILING OF FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006

On April 10, 2007, the Company filed its Form 10-KSB for the year ended December 31, 2006. The Form 10-KSB for the year ended December 31, 2006 should be referred to for additional subsequent events which have occurred between the original filing date (August 11, 2006) of the Form 10-QSB for the three month and six month periods ended June 30, 2006 and the filing of the Form 10-KSB on April 10, 2007.

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

Operating expenses amounted to $1,031,339 for the three months ended June 30, 2006 as compared to $2,534,373 for the three months ended June 30, 2005, a reduction of $1,503,034. The reduction in operating expenses includes approximately $159,000 for increased salaries associated with an increase in the number of employees from acquired businesses, approximately $64,000 of employee stock option compensation expense, an increase of approximately $263,000 in general and administrative expense, and other settlement agreements and an increase of approximately $2,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were offset by an approximately $576,000 increase in gains associated with the settlement of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring, approximately $444,000 reduction in expense associated with non-employee of stock-based compensation arrangements, approximately $284,000 reduction in legal and professional fees associated with the work performed in 2005 to bring the Company's SEC filings into compliance and an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement, a $320,000 reduction in expense associated with 2005 penalties under stock-based accommodation agreements.

Our consolidated loss from operations for the three months ended June 30, 2006 amounted to $739,901 compared to a loss of $2,578,461 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increased revenues discussed above.

Interest expense during the three months ended June 30, 2006 amounted to $88,421 as compared to $1,701,547 for the three months ended June 30, 2005. The reduction is principally related to the issuance, in the three months ended June 30, 2005, of the Bridge II Notes and the associated amortization of deferred financing costs and the accretion of debt discounts incurred with that financing not being incurred in the three months ended June 30, 2006. Additionally, the interest expense associated with the outstanding Acquisition Notes and the Bridge I Notes in the three months ended June 30, 2005 was reduced with the exchange of a substantial portion of these notes for Series A-1 Preferred Stock during the quarter ended March 31, 2006. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the three months ended June 30, 2006 amounted to $0 compared to $1,473,140 in same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was $0 in the three months ended June 30, 2006 compared to $557,065 in the same period in 2005. Accretion of debt discounts during the three months ended June 30, 2006 were approximately $0 compared to $916,075 in the same period in 2005. Interest income, was $1,961 and $0 in the three months ended June 30, 2006 and 2005, respectively. Interest income represents the interest earned on cash balances.

During the three months ended June 30, 2006, the Company accumulated dividends on its Series A Preferred of $124,784.

For the three months ended June 30, 2006, the net loss available to common stockholders was $1,027,252 or $(0.47) per share on 2,170,653 weighted average common shares outstanding compared to a net loss available to common stockholders of $5,028,505 or $(2.47) per share on 2,032,823 weighted average common shares outstanding for the three months ended June 30, 2005.

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

Operating expenses amounted to $2,150,165 for the six months ended June 30, 2006 as compared to $4,145,250 for the six months ended June 30, 2005, a decrease of $1,995,085. The decrease in operating expenses includes an increase of approximately $1,134,000 for salaries associated with an increase in the number of employees from acquired businesses, an increase of approximately $237,000 of employee stock option compensation expense, approximately $233,000 for increased legal and professional fees that we incurred principally in connection with the year-end financial audit and the negotiation and settlement of various liabilities and legal matters under the creditor and claimant liabilities restructuring program, approximately $23,000 for amortization of acquired intangible assets and approximately $5,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were offset by a gain of approximately $1,872,000 associated with the settlement of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring, an approximately $953,000 reduction in expense associated with the non-employee stock-based compensation arrangements, a reduction of approximately $136,000 in general and administrative expense, an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement and approximately $689,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the six months ended June 30, 2006 amounted to $1,654,361 compared to a loss of $4,204,141 for the same period in 2005. Our loss increased as a result of the increases in operating expenses discussed above offset by the gain associated with the settlement of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring.

Interest expense during the six months ended June 30, 2006 amounted to $1,060,885 as compared to $2,196,535 for the six months ended June 30, 2005. The reduction is due to the accretion of debt discounts and the intrinsic value of the conversion option for bridge note holders being lower in total during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Offsetting this reduction was the increase in interest expense due to the increased level of total debt financing during the six months ended June 30, 2006 than during the same period in 2005. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the six months ended June 30, 2006 amounted to approximately $303,038 compared to $1,887,625 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $192,000 for the six months ended June 30, 2006 compared to $0 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the six months ended June 30, 2006 compared to $710,585 in the same period in 2005. Accretion of debt discounts during the six months ended June 30, 2006 were approximately $20,909 compared to $1,177,040 in the same period in 2005. Interest income, was $1,961 and $19,250 in the six months ended June 30, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005 and interest on cash balances in the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company accumulated dividends on its Series A Preferred of $124,784.

For the six months ended June 30, 2006, the net loss available to common stockholders was $3,019,076 or $(1.42) per share on 2,127,543 weighted average common shares outstanding compared to a net loss available to common stockholders of $7,232,300 or $(3.93) per share on 1,838,106 weighted average common shares outstanding for the six months ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $2,894,292 for the six months ended June 30, 2006, which includes $1,013,073 of non-cash charges including non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($5,246), fair value of a conversion option in connection with bridge note holders ($192,000), loss on disposal of discontinued operation ($75,920), non-cash interest ($543,438) depreciation and amortization ($143,420), and a charge for stock based compensation ($244,924). These non-cash charges were offset by a non-cash gain of $1,872,368 associated with the settlement of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring, We also used $511,691 of our restricted cash escrowed to settle liabilities assumed. Including the amounts above, we used net cash flows in our operating activities of $3,671,389 during the six months ended June 30, 2006. Our working capital deficiency at June 30, 2006 amounts to $4,251,015 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. Our legal counsel representing us in such matters has indicated that while the SEC Investigation is ongoing and we have not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from us and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against us, our officers or directors. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. Our ability to successfully integrate the acquired businesses described in Note 6 is critical to the realization of our business plan. We raised $4,640,501 of gross proceeds ($4,301,451 net proceeds after the payment of certain transaction expenses) in financing transactions during the six months ended June 30, 2006. We used $3,671,389 of these proceeds to fund our operations and a net of $407,643 in investing activities, principally for the purchase and development of software technology. Additionally, we made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. We received $50,000 in proceeds from the disposition of discontinued operations and received $55,000 in proceeds in connection with a financing settlement.

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity while we continue to integrate the acquired businesses. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan. In an effort to secure additional financing, we completed a program pursuant to which we offered our creditors and claimants an agreement to receive shares of our capital stock for amounts owed to the holders of our indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses).

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2006, our cash balance was $195,432 and we had a working capital deficit of $4,251,015. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We have restructured approximately $24.0 million of our previously outstanding claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants had with the Company pursuant to our creditor and claimant liabilities restructuring described in Note 17. We are currently unable to provide assurance that the acceptance of the claims settlement will actually improve our ability to fund the further development of our business plan or improve its operations.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $87.4 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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


Date: May 21, 2007                       PATRON SYSTEMS, INC.
                                         (Registrant)


                                            /s/ Braden Waverley
                                         ---------------------------------------
                                         By:    Braden Waverley
                                         Its:   Chief Executive Officer


                                            /s/ Martin T. Johnson
                                         ---------------------------------------
                                         By:    Martin T. Johnson
                                         Its:   Chief Financial Officer

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

10.1 Patron Systems, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on June 19, 2006.

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