Form 10QSB/A
period 2006-09-30
PATRON SYSTEMS INC
filed 2007-05-21
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

         (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-25675

                              PATRON SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             74-3055158
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

5775 FLATIRON PARKWAY, SUITE 230 BOULDER, CO                       80301
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (303) 541-1005
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,462,260 shares of common stock outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              PATRON SYSTEMS, INC.

                         FORM 10-QSB/A QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS ...............................................  4

Condensed Consolidated Balance Sheet at September 30, 2006 (unaudited).......  4
Condensed Consolidated Statements of Operations for the Three and
  Nine Months Ended September 30, 2006 (unaudited)...........................  5
Condensed Consolidated Statement of Stockholders' (Deficiency)
  Equity for the Nine Months Ended September 30, 2006 (unaudited)............  6
Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)....  7
Notes to Condensed Consolidated Financial Statements (unaudited).............  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................. 37


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.............................................................51

SIGNATURES................................................................... 52

                                EXPLANATORY NOTE

Patron Systems, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB (the "Form 10-QSB") for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006. This filing amends and restates our previously reported financial statements for the nine months ended September 30, 2006 to reflect the determination by the Company that, during the three months ended March 31, 2006, it had recorded 1) a net loss of $858,213 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $906,987, 2) excess non-cash interest of $358,000 with respect to a conversion option that became effective under two of its Interim Bridge Financing III notes and 3) charged, as interest expense, a $285,050 fee paid to the placement agent in its Series A Preferred stock financing transaction that should have been recorded as a reduction of the offering proceeds. For the three months ended June 30, 2006, the Company recorded a net gain of $371,616 on the settlement of various liabilities under its creditor and claimant liabilities restructuring program when it should have recorded a net gain of approximately $965,381. For the nine months ended September 30, 2006, the Company recorded a reduction in the net loss of $3,002,015 ($0.61 per share) and a corresponding reduction in accumulated deficit of $3,002,015 and a reduction of additional paid in capital of $3,002,015. The nature of the adjustments required in the creditor and claimant liabilities restructuring relate to an overvaluation of the Series A-1 preferred shares issued in the exchange offer offset by gains on the extinguishment of liabilities that originated in connection with obligations to issue or repurchase stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                             SEPTEMBER 30, 2006
ASSETS                                                          (As Restated)
                                                             ------------------
Current Assets
  Cash ....................................................  $           60,156
  Accounts receivable, net ................................             222,722
  Other current assets ....................................              58,004
                                                             ------------------
     Total current assets .................................             340,882

Property and equipment, net ...............................             193,543
Intangible assets, net ....................................           1,436,767
Goodwill ..................................................           9,510,716
                                                             ------------------
     Total assets .........................................  $       11,481,908
                                                             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................  $          659,030
  Accrued payroll and related expenses ....................             551,930
  Accrued interest ........................................             592,179
  Demand note payable .....................................             312,556
  Bridge notes payable ....................................           1,519,975
  Notes payable (to creditors of acquired business,
    including $554,202 to related parties) ................             799,982
  Expense reimbursements due to officers and stockholders .               4,458
  Other current liabilities ...............................             555,043
  Accrued registration rights penalty .....................              90,488
  Deferred revenue ........................................             223,880
                                                             ------------------
     Total current liabilities ............................           5,309,521

Commitments and contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized, Series A convertible:
    2,160 shares authorized; 964 shares issued and
    outstanding ...........................................                  10
    liquidation preference of $6,334,337
    Series A-1 convertible:  50,000,000 shares authorized;
    no shares outstanding .................................                --
  Common stock, par value $0.01 per share, 150,000,000
    shares authorized, 14,462,260 shares issued
    and outstanding .......................................             144,627
  Additional paid-in capital ..............................          94,466,946
  Deferred compensation ...................................                --
  Accumulated deficit .....................................         (88,439,196)
                                                             ------------------
     Total stockholders' equity ...........................           6,172,387
                                                             ------------------
     Total liabilities and stockholders' equity ...........  $       11,481,908
                                                             ==================

           See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                           NINE MONTHS ENDED                THREE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2006
                                                      (AS RESTATED)       2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Revenue ...........................................   $    857,570    $    184,300    $    276,825    $     93,457
                                                      ------------    ------------    ------------    ------------

Cost of Sales
  Cost of products/services .......................         39,580           2,003           9,683            --
  Amortization of technology ......................         99,980         280,855          44,936         133,124
                                                      ------------    ------------    ------------    ------------
    Total cost of sales ...........................        139,560         282,858          54,619         133,124
                                                      ------------    ------------    ------------    ------------
  Gross profit (loss) .............................        718,010         (98,558)        222,206         (39,667)
                                                      ------------    ------------    ------------    ------------

Operating Expenses
  Salaries and related expenses ...................      3,700,443       2,306,118       1,252,255       1,229,681
  Consulting expense (non-employee stock based
    compensation) .................................           --         1,239,083            --           286,208
  Professional fees ...............................      1,105,500         932,250         219,603         278,867
  General and administrative ......................      1,011,459       1,251,659         389,884         494,173
  Amortization of intangibles .....................         92,440          69,691          30,813          30,814
  Stock based penalties under accomodation
    agreements ....................................           --           745,500            --           118,500
  Stock based penalty under collateralized
    financing arrangement .........................          8,560          78,247           3,314          16,145
  Loss on intrinsic value of put right ............           --          (300,000)           --          (300,000)
  Loss on collateralized financing arrangement ....           --           366,193            --              --
  Loss/(gain) associated with settlement agreements     (2,452,909)       (343,571)       (580,541)         45,532
                                                      ------------    ------------    ------------    ------------
     Total operating expenses .....................      3,465,493       6,345,170       1,315,328       2,199,920

Operating loss ....................................     (2,747,483)     (6,443,728)     (1,093,122)     (2,239,587)

Other Income (Expense)
  Interest income .................................          2,770          19,250             809            --
  Loss on sale of property and equipment ..........           (125)           (544)           --              (544)
  Interest expense ................................     (1,125,449)    (12,355,249)        (64,564)    (10,158,714)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense) .................     (1,122,804)    (12,336,543)        (63,755)    (10,159,258)
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes     (3,870,287)    (18,780,271)     (1,156,877)    (12,398,845)

  Income taxes ....................................           --              --              --              --
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations ...................     (3,870,287)    (18,780,271)     (1,156,877)    (12,398,845)
                                                      ------------    ------------    ------------    ------------

Loss from discontinued operations .................       (104,962)     (1,129,751)           --          (278,877)
Loss on disposal of discontinued operations .......        (75,920)           --              --              --
                                                      ------------    ------------    ------------    ------------
                                                          (180,882)     (1,129,751)           --          (278,877)
                                                      ------------    ------------    ------------    ------------

Net loss ..........................................     (4,051,169)    (19,910,022)     (1,156,877)    (12,677,722)

Preferred stock dividend ..........................       (246,968)           --          (122,184)           --
                                                      ------------    ------------    ------------    ------------
Net loss available to common stockholders .........   $ (4,298,137)   $(19,910,022)   $ (1,279,061)   $(12,677,722)
                                                      ============    ============    ============    ============


Net Loss Per Share - Basic and Diluted
  - Continuing operations .........................   $      (0.83)   $      (9.84)   $      (0.12)   $      (6.05)
  - Discontinued operations .......................          (0.04)          (0.59)           --             (0.13)
                                                      ------------    ------------    ------------    ------------
  - Total Net Loss per share available to
      common stockholders .........................   $      (0.87)   $     (10.43)   $      (0.12)   $      (6.18)
                                                      ============    ============    ============    ============

Weighted Average Number of Shares Outstanding
   - Basic and diluted ............................      4,945,846       1,909,483      10,490,543       2,049,970
                                                      ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                      PATRON SYSTEMS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)
                                                      SHARES OF      PAR VALUE      SHARES OF       PAR VALUE
                                                      SERIES A       SERIES A       SERIES A-1      SERIES A-1      SHARES OF
                                                      PREFERRED      PREFERRED      PREFERRED       PREFERRED        COMMON
                                                        STOCK          STOCK          STOCK           STOCK           STOCK
                                                     ------------   ------------   ------------    ------------    ------------
Balance - December 31, 2005 ......................           --     $       --             --      $       --         1,978,655
Reclassification of deferred
  compensation upon adoption of FAS 123 (R) ......           --             --             --              --              --

Issuance of Series A Preferred Stock to investors             964             10           --              --              --
Issuance of warrants in connection with bridge
  loan extension - extension warrants ............           --             --             --              --              --
Conversion option penalty incurred upon default
  of Bridge Financing III ........................           --             --             --              --              --
Cancellation of stock repurchase obligations
  due to former officer ..........................           --             --             --              --              --
Issuance of Series A-1 Preferred stock in
  settlement of debt .............................           --             --       36,993,054         369,930         (98,626)
Issuance of shares in connection with
  anti-dilution provision ........................           --             --             --              --           251,175
Amortization of deferred compensation ............           --             --             --              --              --
Conversion of Preferred Series A-1 to common stock           --             --      (36,993,054)       (369,930)     12,331,056
Net Loss .........................................           --             --             --              --              --
                                                     ------------   ------------   ------------    ------------    ------------

 BALANCE - SEPTEMBER 30, 2006 (AS RESTATED) ......            964   $         10           --      $       --        14,462,260
                                                     ============   ============   ============    ============    ============
                                                                      ADDITIONAL                        COMMON
                                                       PAR VALUE        PAID IN                          STOCK        ACCUMULATED
                                                         COMMON         CAPITAL         DEFERRED       REPURCHASE       DEFICIT
                                                         STOCK       (AS RESTATED)    COMPENSATION     OBLIGATION    (AS RESTATED)
                                                      ------------    ------------    ------------    ------------    ------------
Balance - December 31, 2005 ......................    $     19,787    $ 65,601,272    $     (7,500)   $ (1,300,000)   $(84,388,027)
Reclassification of deferred
  compensation upon adoption of FAS 123 (R) ......            --            (7,500)          7,500            --              --

Issuance of Series A Preferred Stock to investors             --         4,535,440            --              --              --
Issuance of warrants in connection with bridge
  loan extension - extension warrants ............            --            48,129            --              --              --
Conversion option penalty incurred upon default
  of Bridge Financing III ........................            --           192,000            --              --              --
Cancellation of stock repurchase obligations
  due to former officer ..........................            --         1,300,000            --         1,300,000            --
Issuance of Series A-1 Preferred stock in
  settlement of debt .............................            (983)     22,245,869            --              --              --
Issuance of shares in connection with
  anti-dilution provision ........................           2,512          (2,512)           --              --              --
Amortization of deferred compensation ............            --           307,629            --              --              --
Conversion of Preferred Series A-1 to common stock         123,311         246,619            --              --              --
Net Loss .........................................            --              --              --              --        (4,051,169)
                                                      ------------    ------------    ------------    ------------    ------------

 BALANCE - SEPTEMBER 30, 2006 (AS RESTATED) ......    $    144,627    $ 94,466,946    $       --      $       --      $(88,439,196)
                                                      ============    ============    ============    ============    ============


                                                           TOTAL
                                                       (AS RESTATED)
                                                        ------------
Balance - December 31, 2005 ......................      $(20,066,968)
Reclassification of deferred
  compensation upon adoption of FAS 123 (R) ......            (7,500)

Issuance of Series A Preferred Stock to investors          4,535,450
Issuance of warrants in connection with bridge
  loan extension - extension warrants ............            48,129
Conversion option penalty incurred upon default
  of Bridge Financing III ........................           192,000
Cancellation of stock repurchase obligations
  due to former officer ..........................         2,600,000
Issuance of Series A-1 Preferred stock in
  settlement of debt .............................        22,614,816
Issuance of shares in connection with
  anti-dilution provision ........................              --
Amortization of deferred compensation ............           307,629
Conversion of Preferred Series A-1 to common stock              --
Net Loss .........................................        (4,051,169)
                                                        ------------

 BALANCE - SEPTEMBER 30, 2006 (AS RESTATED) ......      $  6,172,387
                                                        ============


           See notes to condensed consolidated financial statements.

                   PATRON SYSTEMS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               2006            2005
                                                           (As Restated)
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations ..................   $ (3,870,287)   $(18,780,271)
                                                           ============    ============
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization ......................        236,845         367,974
    Stock based compensation ...........................        307,629       1,239,083
    Non-cash interest expense ..........................        543,439       1,927,374
    Amortization of deferred financing charges .........           --         1,825,606
    Stock options issued to Chief Executive Officer ....           --            16,000
    Penalty warrants issued to bridge note holders .....           --         8,000,000
    Gain associated with settlement agreements .........     (2,452,909)       (389,103)
    Accrued registration penalty .......................          8,560            --
    Loss on disposition of discontinued operations .....         75,920            --
    Loss on sale of fixed assets .......................            125            --
    Reduction in intrinsic value of put right ..........           --          (300,000)
    Stock based penalty under accomodation agreements ..           --           823,747
    Gain on settlement of consulting agreement payable .           --          (228,900)
    Loss on collateralized financing arrangement .......           --           366,194
    Non-cash increase in notes payable to former officer           --            17,399
    Non-cash interest income ...........................           --           (19,250)
    Changes in assets and liabilities:
      Restricted cash escrowed to settle liabilities
      assumed ..........................................        511,691        (517,003)
      Prepaid expenses .................................           --            51,487
      Accounts receivable ..............................          1,422         (32,634)
      Other current assets .............................         18,636         (95,682)
      Accounts payable .................................       (222,911)       (320,797)
      Accrued interest .................................        581,137          12,202
      Deferred revenue .................................       (108,201)         65,267
      Accrued payroll and payroll related expenses .....         24,366      (1,043,209)
      Other current liabilities ........................       (157,401)        394,267
      Consulting agreements payable ....................           --           (50,000)
      Expense reimbursements due to officers and
      stockholders .....................................        (32,335)        (30,521)
      Loss on sale of property and equipment ...........           --               544
      Other accrued expenses ...........................           --            (3,413)
                                                           ============    ============
  Total adjustments ....................................       (663,987)     12,076,632
                                                           ============    ============
NET CASH USED IN CONTINUING OPERATIONS .................     (4,534,274)     (6,703,639)
                                                           ============    ============
NET CASH USED IN DISCONTINUED OPERATIONS ...............       (197,882)     (1,077,769)
                                                           ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..................     (4,732,156)     (7,781,408)
                                                           ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Cash payments in purchase business combinations ......           --          (857,633)
  Cash acquired in purchase business combinations ......           --           406,834
  Purchase and development of technology ...............       (396,428)        (92,547)
  Proceeds from sale of fixed assets ...................          1,755           1,500
  Purchase of fixed assets .............................       (133,559)        (43,608)
                                                           ------------    ------------
NET CASH USED IN CONTINUING
  INVESTING ACTIVITIES .................................       (528,232)       (585,454)
                                                           ============    ============
NET CASH USED IN DISCONTINUED
  INVESTING ACTIVITIES .................................        (78,920)        (14,284)
                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..................       (607,152)       (599,738)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Expenses repaid to officers and stockholders .........           --          (273,536)
  Payments on settlement of accommodation agreements ...       (125,000)           --
  Deferred financing costs .............................        (54,000)       (627,739)
  Proceed from issuance of Series A Preferred Stock ....      4,355,451            --
  Repayments of amounts due under settlement with
  former officer .......................................           --          (200,000)
  Proceeds from issuance of bridge notes ...............      1,000,000       7,100,000
  Repayments of notes payable ..........................         (7,001)           --
  Proceeds from disposition of discontinued
  operations ...........................................         50,000            --
  Proceeds received in connection with financing
  settlement ...........................................        180,000            --
  Proceeds from issuance of notes, less fees ...........           --         2,543,000
  Repayments of advances from stockholders .............           --           (32,774)
                                                           ------------    ------------
NET CASH PROVIDED BY CONTINUING
  FINANCING ACTIVITIES .................................      5,399,450       8,508,951
                                                           ============    ============
NET CASH USED BY DISCONTINUED
  FINANCING ACTIVITIES .................................           --           (93,483)
                                                           ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............      5,399,450       8,415,468
                                                           ------------    ------------

NET INCREASE IN CASH ...................................         60,142          34,322

CASH, beginning of period ..............................             14          45,901
                                                           ------------    ------------
CASH, end of period ....................................   $     60,156    $     80,223
                                                           ============    ============

Supplemental Disclosures of Cash Flow
  Information:

Cash paid during the period for:
  Interest .............................................   $    285,091    $    527,231
                                                           ============    ============

Supplemental non-cash investing and finanical
activity
    Current tangible assets acquired ...................   $       --      $    300,911
    Non-current tangible assets acquired ...............                      2,756,470
    Current liabilities assumed with acquisitions ......                     (8,379,271)
    Non-current liabilities assumed with
    acquisitions .......................................                       (439,126)
    Intangible assets acquired .........................                      3,101,000
    Goodwill recognized on purchase business
    combinations .......................................                     22,433,752
    Non-cash consideration .............................                    (19,332,500)
    Cash acquired in purchase business
    combinations .......................................                        416,397
                                                           ------------    ------------
     Cash paid to acquire businesses ...................   $       --      $    857,633
                                                           ============    ============

    Liabilities and claims settled in exchange
      for Series A-1 Preferred Stock ...................   $ 24,467,871

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

The effect of the restatement on the Company's previously issued unaudited condensed consolidated interim financial statements is as follows:

                                                       Nine Months ended
                                                      September 30, 2006
                                                 ------------------------------
                                                 As Previously          As
                                                   Reported          Restated
                                                 ------------      ------------
Loss/(Gain) associated
with settlement agreements .................     $    (93,944)     $ (2,452,909)

Interest expense ...........................     $ (1,768,499)     $ (1,125,449)

Net loss from continuing operations ........     $ (6,872,302)     $ (3,870,287)

Net loss available to common
stockholders ...............................     $ (7,300,152)     $ (4,298,137)

Net loss per share- continuing
operations .................................     $      (1.44)     $      (0.83)

Net loss per share - total .................     $      (1.48)     $      (0.87)

Additional paid in capital .................     $ 97,468,961      $ 94,466,946

Accumulated Deficit ........................     $(91,688,179)     $(88,439,196)

NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,051,169 for the nine months ended September 30, 2006, which includes an aggregate of $1,172,518 of non-cash charges including the conversion option cost for bridge note and subordinated note holders, non-cash interest expense, the amortization of deferred compensation and the charge for stock option based compensation. These non-cash charges are offset by a non-cash gain of $2,452,909 associated with the settlement of outstanding liabilities, claims and litigation for Series A-1 Preferred stock. The Company used net cash in its operating activities of $4,732,156 during the nine months ended September 30, 2006. The Company's working capital deficiency at September 30, 2006 amounted to $4,968,639 and the Company is continuing to experience shortages in working capital. The Company is also involved in litigation and is being investigated by the Securities and Exchange Commission with respect to certain of its press releases and its use of form S-8 to register shares of common stock issued to certain consultants (Note 16). The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows of certain businesses it acquired in 2005 is critical to the realization of its business plan. The Company raised $5,640,501 of gross proceeds ($5,301,451 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2006. The Company used $4,732,156 of these proceeds to fund its operations and a net of $607,152 in investing activities. On January 12, 2006, the Company offered its creditors and claimants an agreement to receive Series A-1 Preferred Stock, par value $0.01 per share ("Series A-1 Preferred") for amounts owed to the holders of the Company's indebtedness (including lenders, past-due trade accounts, and employees, consultants and other service providers with claims for fees, wages or expenses) (Note 17). On July 21, 2006, the Company's Board of Directors approved the completion of the creditor and claimant liabilities restructuring. A total of $24,467,871 of debts, liabilities and other claims were settled by the issuance of Series A-1 Preferred Stock. In addition, through July 21, 2006, the Company settled $660,493 in claims for $28,140 in cash and a $32,500 note. The Company is currently unable to provide assurance that the acceptance of the claims settlement will actually improve the Company's ability to fund the further development of its business plan or improve its operations.

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

GOODWILL

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company recorded goodwill in connection with the Company's acquisitions described in Note 6 amounting to $22,440,412. The Company's annual impairment review of goodwill resulted in goodwill impairment charges totaling $12,929,696 for the year ended December 31, 2005 (Note 6) resulting in $9,510,716 in goodwill at September 30, 2006.

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

The Company's preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company's control as of September 30, 2006. Accordingly all issuances of preferred stock are presented as a component of stockholders equity.

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

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2005    SEPTEMBER 30, 2005
                                                      ------------------    ------------------
Net Loss, as reported .............................   $      (19,910,022)   $      (12,677,722)
Stock-based employee compensation cost, under fair
   value accounting ...............................             (375,000)             (225,000)
                                                      ------------------    ------------------
Pro-forma net loss under fair value method ........   $      (20,285,022)   $      (12,902,722)
                                                      ==================    ==================

Net loss per share - basic and diluted, as reported   $           (10.43)   $            (6.18)

Net loss per share - basic and diluted, proforma ..   $           (10.62)   $            (6.29)

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

Net loss per common share excludes the following outstanding options and warrants as their effect would be anti-dilutive:

                                                            SEPTEMBER 30
                                                   -----------------------------
                                                      2006               2005
                                                   ----------         ----------
Options ..................................            463,970            373,020
Warrants .................................          1,339,306            321,852
Series A Preferred Stock .................          2,008,567               --
Series A-1 Preferred Stock ...............         12,331,018               --
Convertible Notes ........................             66,557               --
                                                   ----------         ----------
                                                   16,209,418            694,872
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


NOTE 7 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                              SEPTEMBER 30, 2006
                                                              ------------------
Prepaid expenses ..........................................   $           27,365
Deposits ..................................................               30,639
                                                              ------------------
  Other current assets ....................................   $           58,004
                                                              ==================

NOTE 8 - PROPERTY AND EQUIPMENT

                                                             SEPTEMBER 30, 2006
                                                             ------------------
Computers ................................................   $          234,136
Furniture and fixtures ...................................               31,962
Leasehold improvements ...................................                4,490
                                                             ------------------
    sub-total ............................................              270,588
less: accumulated depreciation ...........................              (77,045)
                                                             ------------------
    Property and equipment, net ..........................   $          193,543
                                                             ==================

Depreciation expense amounted to $44,425 and $25,491 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 9 - INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2006 are set forth in the following table:

                                                             SEPTEMBER 30, 2006
                                                             ------------------
Developed technology .....................................   $        2,570,000
Customer relationships ...................................              180,000
Trademarks and tradenames ................................              161,000
In-process research and development ......................              920,815
                                                             ------------------
                                                                      3,831,815
Amortization and impairment charge .......................           (2,395,048)
                                                             ------------------
   Intangible assets, net ................................   $        1,436,767
                                                             ==================

The amortization of intangible assets will result in the following additional expense by year:

                                                                    INTANGIBLE
YEARS ENDED DECEMBER 31,                                           AMORTIZATION
                                                                   ------------
2006 ........................................................      $     85,398
2007 ........................................................           367,070
2008 ........................................................           379,501
2009 ........................................................           310,666
2010 ........................................................           180,016
2011 ........................................................           101,686
2012 ........................................................            12,430
                                                                   ------------
                                                                    $  1,436,767
                                                                    ============

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

INTERIM BRIDGE FINANCING IV

Beginning on July 18, 2006 and continuing through September 15, 2006, the Company obtained interim financing ("Interim Bridge Financing IV") totaling $1,000,000 from Apex. This Interim Bridge Financing IV automatically converts into securities (consisting of shares of Series B Preferred Stock and warrants to purchase shares of the

Company's common stock) offered by the Company in connection with its Series B Preferred Financing (see Note 21). On October 13, 2006, (the date of the first closing of the Series B Preferred Financing), the Interim Bridge Financing IV was converted into 10 Units in the Series B Preferred Financing described in
Note 21 below.


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

NOTE 13 - OTHER CURRENT LIABILITIES

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

The following table provides a summary of all claims settled by category with the (gain) loss recognized on the settlement:

                                              Series A-1                   Fair Value
Settlement Category                          Stock Issued   Claim Amount     of Stock      Gain/(Loss)
------------------------------------------   ------------   ------------   ------------   ------------
General Creditors ........................     22,246,601   $ 18,072,357   $ 13,283,857   $  4,788,500
Former Officer/Stockholder ...............      1,549,526   $  1,180,991   $    929,716        251,275
Former Non-Executive Chairman ............        315,438   $    254,152   $    252,350          1,802
Stockholders under Accommodation Agreement      3,000,000      2,400,000      2,400,000           --
Mr. Allin and the Allin Dynastic Trust ...      2,500,000      1,317,089      1,500,000       (182,911)
Other Claimants ..........................      7,381,489      1,243,282      4,248,893     (3,005,611)
                                             ------------   ------------   ------------   ------------
                                               36,993,054   $ 24,467,871   $ 22,614,816   $  1,853,055
                                             ------------   ------------   ------------   ------------

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

OTHER LIABILITIES SETTLEMENTS

The Company also settled $660,494 of other liabilities for $28,140 in cash and a $32,500 note during the nine months ended September 30, 2006 for which it recorded net gains in the amount of $599,854.

LOSS (GAIN) ASSOCIATED WITH SETTLEMENT AGREEMENTS

During the nine months ended September 30, 2006 as part of the creditor and claimant liabilities restructuring, the Company settled a number of disputed and unresolved payables and outstanding claims resulting in a total gain on settlement of $1,853,055. Subsequent to the settlement of the creditor and claimant liabilities restructuring for Series A-1 Preferred Stock, the Company also settled other claims that resulted in a gain of $599,854, resulting in a net gain on settlement of $2,452,909 for the nine months ended September 30, 2006.

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

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share and carries a dividend of 10% per annum with such dividend accumulating on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Accrued but unpaid dividends on the Series A Preferred amount to $246,968 at September 30, 2006.

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

The 964 shares of Series A Preferred Stock outstanding as of September 30, 2006 are convertible, as described above, into 2,008,567 shares of the Company's newly split common stock.

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

A summary of option activity for the nine months ended September 30, 2006 is as follows:

                                                                                   WEIGHTED-
                                                                 WEIGHTED-          AVERAGE
                                                                  AVERAGE          REMAINING
                                                                  EXERCISE        CONTRACTUAL
               OPTIONS                           SHARES            PRICE             TERM
------------------------------------------   --------------    --------------   --------------
Outstanding at January 1, 2006 ...........          428,022    $        21.09        7.2 years
Granted ..................................          139,914    $         1.56             --
Exercised ................................             --                --               --
Forfeited or expired .....................          (63,965)   $         9.88             --
Outstanding at September 30, 2006 ........          503,971    $        17.09        7.8 years
Exercisable at September 30, 2006 ........          337,853    $        23.31        5.9 years

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

2006 PATRON SYSTEMS, INC. STOCK INCENTIVE PLAN

On July 20, 2006, the stockholders of the Company approved the 2006 Patron Systems, Inc. Stock Incentive Plan (the "2006 Stock Plan"). The 2006 Stock Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors, and consultants. The 2006 Stock Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants. The 2006 Stock Plan authorizes and reserves 5,600,000 shares for issuance of options that may be granted under plan.

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

As of September 30, 2006, no options have been granted from the 2006 Stock Plan.


NOTE 20 - DISCONTINUED OPERATIONS/ SALE OF LUCIDLINE

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


NOTE 21 - SUBSEQUENT EVENTS

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

FILING OF FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006

On April 10, 2007, the Company filed its Form 10-KSB for the year ended December 31, 2006. The Form 10-KSB for the year ended December 31, 2006 should be referred to for additional subsequent events which have occurred between the original filing date (November 14, 2006) of the Form 10-QSB for the three month and nine month periods ended September 30, 2006 and the filing of the Form 10-KSB on April 10, 2007.

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

Operating expenses amounted to $1,315,328 for the three months ended September 30, 2006 as compared to $2,199,920 for the three months ended September 30, 2005, a reduction of $884,592. The reduction in operating expenses includes an increase of approximately $62,000 for employee stock option compensation expense, approximately $300,000 associated with the reduction in value of a put right in 2005 and an increase of approximately $3,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were offset by approximately $42,000 for reduced salaries associated with an reduction in the number of employees, an approximately $286,000 reduction in stock-based compensation expense, approximately $59,000 reduction in legal and professional fees associated with the work performed in 2005 to bring the Company's SEC filings into compliance, a reduction of approximately $104,000 in general and administrative expense, a $135,000 reduction in expense associated with 2005 penalties under stock-based accommodation agreements and an approximately $625,000 reduction associated with gains related to settlement agreements.

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

During the three months ended September 30, 2006, the Company presented accumulated dividends on its Series A Preferred of $122,184 as an increase in the net loss available to common stockholders.

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

Operating expenses amounted to $3,465,493 for the nine months ended September 30, 2006 as compared to $6,345,170 for the nine months ended September 30, 2005, a reduction of $2,879,677. The reduction in operating expenses includes an increase of approximately $1,086,000 for salaries associated with an increase in the number of employees from acquired businesses, approximately $308,000 of employee stock option compensation expense, approximately $173,000 for increased legal and professional fees that we incurred principally in connection with the year-end financial audit, the negotiation and settlement of various legal matters under the creditor and claimant liabilities restructuring program and the implementation of the Series A Preferred Stock private placement, approximately $23,000 for amortization of acquired intangible assets, approximately $300,000 associated with the reduction in value of a put right in 2005 and approximately $8,000 associated with a stock-based penalty under a collateralized financing arrangement. These increases were partially offset by an approximately $1,239,000 reduction in non-employee stock-based compensation , approximately $2,452,909 in gain associated with the settlement of outstanding litigation, liabilities and claims under the creditor and claimant liabilities restructuring, a reduction of approximately $240,000 in general and administrative expense, an expense reduction of $366,000 associated with a 2005 loss on a collateralized financing arrangement and approximately $824,000 reduction in expense associated with a penalty provision of an Accommodation Agreement.

Our consolidated loss from operations for the nine months ended September 30, 2006 amounted to $2,747,483 compared to a loss of $6,443,728 for the same period in 2005. Our loss was reduced as a result of the reductions in operating expenses and the increase in revenues discussed above.

Interest expense during the nine months ended September 30, 2006 amounted to $1,125,449 as compared to $12,355,249 for the nine months ended September 30, 2005. The reduction is due to the accretion of debt discounts and the intrinsic value of the conversion option for bridge note holders being lower in total during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Offsetting this reduction was the increase in interest expense due to the increased level of total debt financing during the nine months ended September 30, 2006 than during the same period in 2005. Non-cash interest relating to the amortization of deferred financing costs and the accretion of debt discounts during the nine months ended September 30, 2006 amounted to approximately $303,038 compared to $3,678,606 in same period in 2005. The intrinsic value of the conversion option for bridge note holders, which has been classified as interest expense amounted to $192,000 for the nine months ended September 30, 2006 compared to $8,000,000 in the same period in 2005. Amortization of deferred finance charges which have been classified as interest expense was approximately $282,129 in the nine months ended September 30, 2006 compared to $1,751,232 in the same period in 2005. Accretion of debt discounts during the nine months ended September 30, 2006 were approximately $20,909 compared to $1,927,374 in the same period in 2005. Interest income, was $2,770 and $19,250 in the nine months ended September 30, 2006 and 2005, respectively. Interest income represents the interest earned from loans that we made to Entelagent prior to our acquisition of that business on March 30, 2005 and interest on cash balances in the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company presented accumulated dividends on its Series A Preferred of $246,968 as an increase in the net loss available to common stockholders.

For the nine months ended September 30, 2006, the net loss available to common stockholders was $4,298,137 or $(0.87) per share on 4,945,846 weighted average common shares outstanding compared to a net loss available to common stockholders of $19,910,022 or $(10.43) per share on 1,909,483 weighted average common shares outstanding for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss of $4,051,169 for the nine months ended September 30, 2006, which includes $1,172,518 of non-cash charges including non-cash charges associated with the fair value of common stock we issued as penalties under certain registration rights agreements ($8,560), fair value of a conversion option in connection with bridge note holders ($192,000), accretion related to warrants issued in conjunction with notes payable ($20,909), amortization of deferred financing costs ($282,129), loss on disposal of discontinued operation ($75,920), non-cash increase in interest payable to a former stockholder ($48,400), depreciation and amortization ($236,845), and a charge for stock option based compensation ($307,629). We also used $511,691 of our restricted cash escrowed to settle liabilities assumed. Offsetting these non-cash charges was the non-cash gain on settlement of outstanding liabilities, claims and litigation of $2,452,909. Including the amounts above, we used net cash flows in our operating activities of $4,732,156 during the nine months ended September 30, 2006. Our working capital deficiency at September 30, 2006 amounts to $4,968,639 and we are continuing to experience shortages in working capital. We are involved in litigation and are being investigated by the Securities and Exchange Commission with respect to certain of our press releases and our use of form S-8 to register shares of common stock that we issued to certain consultants in prior periods. Our legal counsel representing us in such matters has indicated that while the SEC Investigation is ongoing and we have not received correspondence from the SEC indicating that the matter is officially closed, the Staff has indicated that it does not intend to request additional information from us and that, at this time, it does not intend to recommend that the SEC bring an enforcement action against us, our officers or directors. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. Our ability to successfully integrate the acquired businesses described in Note 6 is critical to the realization of its business plan. We raised $5,460,501 of gross proceeds ($5,301,450 net proceeds after the payment of certain transaction expenses) in financing transactions during the nine months ended September 30, 2006. We used $4,732,156 of these proceeds to fund its operations and a net of $607,152 in investing activities, principally for the purchase and development of software technology. Additionally, we made $125,000 in legal payments associated with the settlement of accommodation agreements and incurred $54,000 in deferred financing costs. We received $50,000 in proceeds from the disposition of discontinued operations and received $180,000 in proceeds in connection with a financing settlement.

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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. We are also subject to substantial litigation and an investigation by the SEC described elsewhere herein. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of September 30, 2006, our cash balance was $60,156 and we had a working capital deficit of $4,968,639. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

We have restructured approximately $24.5 million of our previously outstanding claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities, and obligations of every kind and nature that certain creditors and claimants had with us pursuant to our creditor and claimant liabilities restructuring described in Note 17. We are currently unable to provide assurance that the acceptance of the claims settlement will actually improve our ability to fund the further development of our business plan or improve our operations. Our failure to fund the further development of our business plan and operations would materially adversely affect our ability to continue as a going concern.

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

We generated no revenue from operations before December 31, 2004 and only limited revenues in the year ended December 31, 2005. We have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $88.7 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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


Date: May 21, 2007                   PATRON SYSTEMS, INC.
                                         (Registrant)


                                        /s/ Braden Waverley
                                     -------------------------------------------
                                     By:    Braden Waverley
                                     Its:   Chief Executive Officer


                                        /s/ Martin T. Johnson
                                     -------------------------------------------
                                     By:    Martin T. Johnson
                                     Its:   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

10.1 Stock Purchase Agreement dated April 18, 2006 between Patron Systems, Inc. and Walnut Valley, Inc. Previously filed with the Form 10-QSB.

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