Form 10KSB/A
period 2006-12-31
PATRON SYSTEMS INC
filed 2007-05-21
CIK 1075043

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

================================================================================

                              PATRON SYSTEMS, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE
Item 3.   Legal Proceedings                                                    3

PART II
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         5
Item 7.   Financial Statements                                                17
          Report of Independent, Registered, Certified Public
             Accounting Firm                                                  18

          AUDITED FINANCIAL STATEMENTS
             Balance Sheet as of December 31, 2006                            19
             Statements of Operations for the years ended December 31,
                2006 and 2005                                                 20
             Statements of Stockholders' Deficiency for the years
                ended December 31, 2006 and 2005                              21
             Statements of Cash Flows for the years ended December 31,
                2006 and 2005                                                 22
             Notes to Financial Statements                                    23

PART III
Item 13.  Exhibits                                                            62

                                EXPLANATORY NOTE

Patron Systems, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 10, 2007. This filing amends and restates our previously reported financial statements for the year ended December 31, 2006 to reflect the determination by us that our accounting for a deemed dividend that was recognized upon a reduction in the conversion price of our Series A Preferred Stock was in error. The reduction in the conversion price occurred upon our issuance of additional convertible securities featuring a conversion price lower than the conversion price embedded in the Series A Preferred. In calculating the deemed dividend, we originally determined that the net loss available to our common stockholders should be increased by $589,175, We reevaluated our computations during the quarter ended March 31, 2007 and determined that the net loss available to our common stockholders should have been increased by $3,759,059. The nature of the adjustment relates to our use of an incorrect price for the value of our common stock when we computed the intrinsic value of the conversion feature embedded in the Series A Preferred stock at the time of the reduction in the conversion price. The effect on our financial statements for the year ended December 31, 2006 was to increase additional paid in capital, accumulated deficit and net loss available to common stockholders by $3,169,884, net loss per share for continuing operations by $0.43 and total net loss per share available to common stockholders by $0.43.

This Amendment No. 1 amends and restates the following items of our Form 10-KSB as described above: (i) Part I, Item 3 - Legal Proceedings; (ii) Part II, Item 6
- Management's Discussion and Analysis of Results of Operations and Financial Condition; (iii) Part II, Item 7 - Financial Statements; and (iv) Part III, Item 13 - Exhibits.

All information in the Form 10-KSB, as amended by this Amendment No. 1, speaks as to the date of the original filing of the Form 10-KSB for such period and does not reflect any subsequent information or events except as noted in this Amendment No. 1. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-KSB.


                                     PART I

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated operating results, cost savings, product development efforts, general outlook of our business and industry, competitive position, and adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to attract customers for our products, our ability to effectively integrate our acquired businesses, and all other risks described below in the section entitled "Risk Factors" appearing in "Management's Discussion and Analysis of Financial Condition and Risk of Operations" and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 3.   LEGAL PROCEEDINGS

Effective January 1, 2006, the Company and Mr. Patrick Allin, former Company Chief Executive Officer, and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims, including claims related to the settlement agreement entered into in 2005 which settled certain employment and indemnification related claims brought against the Company in 2004, under the creditor and claimant liabilities restructuring (Note 18). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Patrick Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. On April 24, 2006, the Company and Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring (Note 18).

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

                                    PART II

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

SHARE BASED PAYMENTS AND OTHER EQUITY TRANSACTIONS

Prior to January 1, 2006, we accounted for employee stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." We applied the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

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

For the year ended December 31, 2006, the net loss from continuing operations was $4,372,329 or $(1.41) per share on 7,366,088 weighted average common shares outstanding compared to a net loss from continuing operations of $40,589,196 or $(20.80) per share on 1,951,389 weighted average common shares outstanding for the year ended December 31, 2005.

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

For the year ended December 31, 2006, the net loss available to common stockholders was $12,514,315 or $(1.70) per share on 7,366,088 weighted average common shares outstanding compared to a net loss available to common stockholders of $44,446,151 or $(22.78) per share on 1,951,389 weighted average common shares outstanding for the year ended December 31, 2005.

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

We have generated limited revenues and have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $96.5 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

ITEM 7.   FINANCIAL STATEMENTS

                              PATRON SYSTEMS, INC.
                                DECEMBER 31, 2006

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       18
FINANCIAL STATEMENTS
    Balance Sheet as of December 31, 2006                                     19
    Statements of Operations for the years ended December 31,
       2006 and 2005                                                          20
    Statements of Stockholders' (Deficiency) Equity for the
       years ended December 31, 2006 and 2005                                 21
    Statements of Cash Flows for the years ended December 31,
       2006 and 2005                                                          22
    Notes to Financial Statements                                             23

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since its inception, has a working capital deficiency and limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

As discussed in Note 2, the accompanying financial statements for the year ended December 31, 2006 have been restated.

/S/ MARCUM & KLIEGMAN LLP
Marcus & Kliegman LLP

New York, New York
March 20, 2007, except
for Note 2 as to which the
date is May 18, 2007

                              PATRON SYSTEMS, INC.
                                  BALANCE SHEET

                                                                   DECEMBER 31,
                                                                       2006
                                                                  (AS RESTATED)
                                                                  -------------
ASSETS
Current Assets:
  Cash ......................................................     $     541,570
  Accounts receivable .......................................           828,875
  Other current assets ......................................           133,841
                                                                  -------------
     Total current assets ...................................         1,504,286

Property and equipment, net .................................           174,791
Computer software development costs .........................           414,560
Intangible assets, net ......................................           127,290
Assets held for sale ........................................           210,710
Goodwill ....................................................         9,300,000
                                                                  -------------
     Total assets ...........................................     $  11,731,637
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ..........................................     $     535,128
  Other current liabilities .................................         1,858,878
  Demand notes payable ......................................           312,557
  Bridge notes payable ......................................           519,975
  Notes payable (to creditors of acquired business,
    including $554,202 to related parties) ..................           799,982
  Deferred revenue ..........................................           164,295
  Liabilities of discontinued operations ....................           108,992
                                                                  -------------
     Total current liabilities ..............................         4,299,807


Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
    75,000,000 shares authorized,
       Series A convertible:  2,160 shares authorized;
          964 shares issued and outstanding; ................                10
          liquidation preference of $6,394,098
       Series A-1 convertible:  50,000,000 shares
          authorized; no shares outstanding .................              --
       Series B convertible: 2,000 shares authorized;
          791 shares issued and outstanding;
          liquidation preference of $5,037,705 ..............                 8
  Common stock, par value $0.01 per share,
     150,000,000 shares authorized,
     14,512,260 shares issued and outstanding ...............           145,127
  Additional paid-in capital ................................       103,743,111
  Accumulated deficit .......................................       (96,456,426)
                                                                  -------------
     Total stockholders' equity .............................         7,431,830
                                                                  -------------
     Total liabilities and stockholders' equity .............     $  11,731,637
                                                                  =============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                      ----------------------------
                                                          2006
                                                      (AS RESTATED)        2005
                                                      ------------    ------------
Revenue ...........................................   $  1,188,045    $    178,821
                                                      ------------    ------------

Cost of Sales
  Cost of products/services .......................        109,008         107,503
  Amortization of technology ......................         38,943         111,670
                                                      ------------    ------------
    Total cost of sales ...........................        147,951         219,173
                                                      ------------    ------------
  Gross Profit ....................................      1,040,094         (40,352)
                                                      ------------    ------------

Operating Expenses
  Salaries and related expenses ...................      3,755,130       3,140,219
  Consulting expense ..............................         63,120       1,483,933
  Professional fees ...............................      1,313,754       1,061,831
  General and administrative ......................      1,564,144       1,122,036
  Registration penalties ..........................           --           859,004
  Loss on collateralized financing arrangement ....          8,560         366,193
  Goodwill impairment charge ......................           --        12,929,696
  Acquired technology impairment charge ...........           --           558,330
  Losses associated with legal and other
    settlements, net ..............................     (2,452,909)      1,884,519
                                                      ------------    ------------
     Total operating expenses .....................      4,251,799      23,405,761

                                                      ------------    ------------
Loss from operations ..............................     (3,211,705)    (23,446,113)
                                                      ------------    ------------

Other Income (Expense)
  Interest income .................................         10,553          19,250
  Change in intrinsic value of common stock
    put right .....................................           --           300,000
  Loss on sale of property and equipment ..........         (2,072)         (8,886)
  Interest expense ................................     (1,169,105)    (17,453,447)
                                                      ------------    ------------
Total Other Expense ...............................     (1,160,624)    (17,143,083)
                                                      ------------    ------------

Loss from continuing operations before income taxes     (4,372,329)    (40,589,196)

Loss from discontinued operations .................     (2,036,660)     (3,856,955)
Loss on disposal of discontinued operations .......        (75,920)           --
                                                      ------------    ------------
                                                        (2,112,580)     (3,856,955)
                                                      ------------    ------------

Net loss ..........................................     (6,484,909)    (44,446,151)

Preferred stock deemed dividend ...................     (5,583,490)           --
Preferred stock contractual dividend ..............       (445,916)           --
                                                      ------------    ------------
Net loss available to common stockholders .........   $(12,514,315)   $(44,446,151)
                                                      ============    ============


Net Loss Per Share - Basic and Diluted
  - Continuing operations .........................   $      (1.41)   $     (20.80)
  - Discontinued operations .......................          (0.29)          (1.98)
                                                      ------------    ------------
  - Total Net Loss per share available to common
    stockholders ..................................   $      (1.70)   $     (22.78)
                                                      ============    ============

Weighted Average Number of Shares Outstanding
   - Basic and diluted ............................      7,366,088       1,951,389
                                                      ============    ============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                 STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

                                                                                     SHARES OF       PAR VALUE
                                                                                     SERIES A        SERIES A        SHARES OF
                                                                                    CONVERTIBLE     CONVERTIBLE      SERIES A-1
                                                                                     PREFERRED       PREFERRED       PREFERRED
                                                                                       STOCK           STOCK           STOCK
                                                                                   -------------   -------------   -------------
BALANCE - JANUARY 1, 2005 ......................................................            --     $        --              --
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................            --              --              --
   LucidLine, Inc. .............................................................            --              --              --
   Entelagent Software Corporation .............................................            --              --              --
Amortization of deferred stock-based compensation ..............................            --              --              --
Issuance of warrants to Bridge Note I Investors ................................            --              --              --
Issuance of warrants issued as purchase consideration ..........................            --              --              --
Issuance of warrants to transaction advisors ...................................            --              --              --
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --              --              --
Common stock under accommodation agreement as a penalty ........................            --              --              --
Common stock issued under collateralized financing arrangement .................            --              --              --
Common stock issued in lieu of cash for services ...............................            --              --              --
Common stock issued on consulting agreement ....................................            --              --              --
Recission of common stock under consulting agreement ...........................            --              --              --
Issuance of warrants to Bridge Note II investors ...............................            --              --              --
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --              --              --
Issuance of warrants in connection with bridge loan extension ..................            --              --              --
Issuance of stock options to Chief Executive Officer ...........................            --              --              --
Issuance of warrants to Bridge Note III investors ..............................            --              --              --
Reduction of intrinsic value of put right ......................................            --              --              --
Conversion option penalty incurred upon default of Bridge Financing I ..........            --              --              --
Conversion option penalty incurred upon default of Subordinated Notes ..........            --              --              --
Conversion option penalty incurred upon default of Bridge Financing II .........            --              --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --              --              --
Issuance of options to non-employee ............................................            --              --              --
Net loss .......................................................................            --              --              --
                                                                                   -------------   -------------   -------------
BALANCE - DECEMBER 31, 2005 ....................................................            --              --              --
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --              --              --

Issuance of Series A Convertible Preferred Stock to investors ..................             964              10            --
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --              --              --
Fees associated with Series A Convertible Preferred Stock offerings ............            --              --              --
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --              --              --
Conversion option penalty incurred upon default of Bridge Financing III ........            --              --              --
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......            --              --        36,993,054
Cancellation of stock repurchase obligations to former officer .................            --              --              --
Issuance of shares in connection with anti-dilution provision ..................            --              --              --
Issuance of common stock for services rendered .................................            --              --              --
Stock based compensation - employees ...........................................            --              --              --
Stock based compensation - nonemployees ........................................            --              --              --
Conversion of Preferred Series A-1 to common stock .............................            --              --       (36,993,054)
Issuance of Series B Convertible Preferred Stock to investors ..................            --              --              --
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --              --              --
Fees associated with Series B Convertible Preferred Stock offerings ............            --              --              --
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --              --              --
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --              --              --
Net Loss .......................................................................            --              --              --
                                                                                   -------------   -------------   -------------
BALANCE - DECEMBER 31, 2006 (as Restated) ......................................             964   $          10            --
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
                                                                                   =============    =============   =============


                                                                                                                       ADDITIONAL
                                                                                     SHARES OF        PAR VALUE         PAID IN
                                                                                      COMMON           COMMON           CAPITAL
                                                                                       STOCK            STOCK        (AS RESTATED)
                                                                                   -------------    -------------    -------------
BALANCE - JANUARY 1, 2005 ......................................................       1,382,304    $      67,106    $  33,948,067
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................         250,000           75,000        6,300,000
   LucidLine, Inc. .............................................................         146,667           44,000        3,696,000
   Entelagent Software Corporation .............................................         100,000           30,000        2,520,000
Amortization of deferred stock-based compensation ..............................            --               --               --
Issuance of warrants to Bridge Note I Investors ................................            --               --          1,043,860
Issuance of warrants issued as purchase consideration ..........................            --               --          1,912,500
Issuance of warrants to transaction advisors ...................................            --               --            255,000
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --               --            297,500
Common stock under accommodation agreement as a penalty ........................          60,000          777,076             --
Common stock issued under collateralized financing arrangement .................          29,684            8,905          397,300
Common stock issued in lieu of cash for services ...............................            --           (939,000)         939,000
Common stock issued on consulting agreement ....................................          13,334           35,600             --
Recission of common stock under consulting agreement ...........................          (3,334)         (78,900)            --
Issuance of warrants to Bridge Note II investors ...............................            --               --            532,723
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --               --             80,867
Issuance of warrants in connection with bridge loan extension ..................            --               --            946,924
Issuance of stock options to Chief Executive Officer ...........................            --               --             30,000
Issuance of warrants to Bridge Note III investors ..............................            --               --            587,595
Reduction of intrinsic value of put right ......................................            --               --           (300,000)
Conversion option penalty incurred upon default of Bridge Financing I ..........            --               --          3,500,000
Conversion option penalty incurred upon default of Subordinated Notes ..........            --               --          4,500,000
Conversion option penalty incurred upon default of Bridge Financing II .........            --               --          2,543,000
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --          1,850,000
Issuance of options to non-employee ............................................            --               --             20,936
Net loss .......................................................................            --               --               --
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2005 ....................................................       1,978,655           19,787       65,601,272
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --               --             (7,500)

Issuance of Series A Convertible Preferred Stock to investors ..................            --               --          3,205,489
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --               --          1,615,001
Fees associated with Series A Convertible Preferred Stock offerings ............            --               --           (368,550)
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --               --             48,129
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --            192,000
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......         (98,626)            (983)      22,245,869
Cancellation of stock repurchase obligations to former officer .................            --               --          1,300,000
Issuance of shares in connection with anti-dilution provision ..................         251,175            2,512           (2,512)
Issuance of common stock for services rendered .................................          50,000              500           99,500
Stock based compensation - employees ...........................................            --               --            360,795
Stock based compensation - nonemployees ........................................            --               --             63,120
Conversion of Preferred Series A-1 to common stock .............................      12,331,056          123,311          246,619
Issuance of Series B Convertible Preferred Stock to investors ..................            --               --          2,952,708
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --               --          1,000,000
Fees associated with Series B Convertible Preferred Stock offerings ............            --               --           (392,319)
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --               --          1,824,431
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --               --          3,759,059
Net Loss .......................................................................            --               --               --
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2006 ....................................................      14,512,260    $     145,127    $ 103,743,111
                                                                                   =============    =============    =============


                                                                                      COMMON
                                                                                       STOCK                          ACCUMULATED
                                                                                    REPURCHASE         DEFERRED         DEFICIT
                                                                                    OBLIGATION       COMPENSATION    (AS RESTATED)
                                                                                   -------------    -------------    -------------
BALANCE - JANUARY 1, 2005 ......................................................   $  (1,300,000)   $  (1,475,333)   $ (39,941,876)
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................            --               --               --
   LucidLine, Inc. .............................................................            --               --               --
   Entelagent Software Corporation .............................................            --               --               --
Amortization of deferred stock-based compensation ..............................            --          1,467,833             --
Issuance of warrants to Bridge Note I Investors ................................            --               --               --
Issuance of warrants issued as purchase consideration ..........................            --               --               --
Issuance of warrants to transaction advisors ...................................            --               --               --
Issuance of warrants to placement agent - Interim Bridge Financing I ...........            --               --               --
Common stock under accommodation agreement as a penalty ........................            --               --               --
Common stock issued under collateralized financing arrangement .................            --               --               --
Common stock issued in lieu of cash for services ...............................            --               --               --
Common stock issued on consulting agreement ....................................            --               --               --
Recission of common stock under consulting agreement ...........................            --               --               --
Issuance of warrants to Bridge Note II investors ...............................            --               --               --
Issuance of warrants to placement agent - Interim Bridge Financing II ..........            --               --               --
Issuance of warrants in connection with bridge loan extension ..................            --               --               --
Issuance of stock options to Chief Executive Officer ...........................            --               --               --
Issuance of warrants to Bridge Note III investors ..............................            --               --               --
Reduction of intrinsic value of put right ......................................            --               --               --
Conversion option penalty incurred upon default of Bridge Financing I ..........            --               --               --
Conversion option penalty incurred upon default of Subordinated Notes ..........            --               --               --
Conversion option penalty incurred upon default of Bridge Financing II .........            --               --               --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --               --
Issuance of options to non-employee ............................................            --               --               --
Net loss .......................................................................            --               --        (44,446,151)
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2005 ....................................................      (1,300,000)          (7,500)     (84,388,027)
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --              7,500             --

Issuance of Series A Convertible Preferred Stock to investors ..................            --               --               --
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............            --               --               --
Fees associated with Series A Convertible Preferred Stock offerings ............            --               --               --
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................            --               --               --
Conversion option penalty incurred upon default of Bridge Financing III ........            --               --               --
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......            --               --               --
Cancellation of stock repurchase obligations to former officer .................       1,300,000             --               --
Issuance of shares in connection with anti-dilution provision ..................            --               --               --
Issuance of common stock for services rendered .................................            --               --               --
Stock based compensation - employees ...........................................            --               --               --
Stock based compensation - nonemployees ........................................            --               --               --
Conversion of Preferred Series A-1 to common stock .............................            --               --               --
Issuance of Series B Convertible Preferred Stock to investors ..................            --               --               --
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............            --               --               --
Fees associated with Series B Convertible Preferred Stock offerings ............            --               --               --
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --               --         (1,824,431)
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --               --         (3,759,059)
Net Loss .......................................................................            --               --         (6,484,909)
                                                                                   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2006 ....................................................   $        --      $        --      $ (96,456,426)
                                                                                   =============    =============    =============


                                                                                       TOTAL
                                                                                   -------------
BALANCE - JANUARY 1, 2005 ......................................................   $  (8,702,036)
Common stock issued in purchase business combinations
   Complete Security Solutions, Inc. ...........................................       6,375,000
   LucidLine, Inc. .............................................................       3,740,000
   Entelagent Software Corporation .............................................       2,550,000
Amortization of deferred stock-based compensation ..............................       1,467,833
Issuance of warrants to Bridge Note I Investors ................................       1,043,860
Issuance of warrants issued as purchase consideration ..........................       1,912,500
Issuance of warrants to transaction advisors ...................................         255,000
Issuance of warrants to placement agent - Interim Bridge Financing I ...........         297,500
Common stock under accommodation agreement as a penalty ........................         777,076
Common stock issued under collateralized financing arrangement .................         406,205
Common stock issued in lieu of cash for services ...............................           --
Common stock issued on consulting agreement ....................................          35,600
Recission of common stock under consulting agreement ...........................         (78,900)
Issuance of warrants to Bridge Note II investors ...............................         532,723
Issuance of warrants to placement agent - Interim Bridge Financing II ..........          80,867
Issuance of warrants in connection with bridge loan extension ..................         946,924
Issuance of stock options to Chief Executive Officer ...........................          30,000
Issuance of warrants to Bridge Note III investors ..............................         587,595
Reduction of intrinsic value of put right ......................................        (300,000)
Conversion option penalty incurred upon default of Bridge Financing I ..........       3,500,000
Conversion option penalty incurred upon default of Subordinated Notes ..........       4,500,000
Conversion option penalty incurred upon default of Bridge Financing II .........       2,543,000
Conversion option penalty incurred upon default of Bridge Financing III ........       1,850,000
Issuance of options to non-employee ............................................          20,936
Net loss .......................................................................     (44,446,151)
                                                                                   -------------
BALANCE - DECEMBER 31, 2005 ....................................................     (20,074,468)
Reclassification of deferred compensation upon adoption of FAS 123(R) ..........            --

Issuance of Series A Convertible Preferred Stock to investors ..................       3,205,499
Conversion of Bridge Notes to Series A Convertible Preferred Stock .............       1,615,001
Fees associated with Series A Convertible Preferred Stock offerings ............        (368,550)
Issuance of warrants in connection with bridge loan extension - extension
   warrants ....................................................................          48,129
Conversion option penalty incurred upon default of Bridge Financing III ........         192,000
Issuance of Series A-1 Convertible Preferred stock in settlement of debt .......      22,614,816
Cancellation of stock repurchase obligations to former officer .................       2,600,000
Issuance of shares in connection with anti-dilution provision ..................            --
Issuance of common stock for services rendered .................................         100,000
Stock based compensation - employees ...........................................         360,795
Stock based compensation - nonemployees ........................................          63,120
Conversion of Preferred Series A-1 to common stock .............................            --
Issuance of Series B Convertible Preferred Stock to investors ..................       2,952,716
Conversion of Bridge Notes to Series B Convertible Preferred Stock .............       1,000,000
Fees associated with Series B Convertible Preferred Stock offerings ............        (392,319)
Beneficial Conversion Feature under Series B Convertible Preferred stock .......            --
Beneficial Conversion Feature upon modification of Series A Convertible
   Preferred conversion price ..................................................            --
Net Loss .......................................................................      (6,484,909)
                                                                                   -------------
BALANCE - DECEMBER 31, 2006 ....................................................   $   7,431,830
                                                                                   =============

The accompanying notes are an integral part of these financial statements

                              PATRON SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                    2006            2005
                                                                                ------------    ------------
Cash Flows from Continuing Operating Activities
Net loss ....................................................................   $ (4,372,329)   $(40,589,196)
                                                                                ============    ============
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................        168,068         226,293
  Stock based compensation ..................................................        523,915       1,554,369
  Non cash interest expense .................................................        543,438      16,489,300
  Stock based penalty under accomodation agreement ..........................           --           777,076
  Goodwill impairment charge ................................................           --        12,929,696
  Acquired technology impairment charge .....................................           --           558,330
  Loss/(gain) associated with legal settlements .............................     (2,452,909)      1,884,519
  Loss on collateralized financing arrangement ..............................           --           366,193
  Loss on sale of property and equipment ....................................          2,072           8,886
  Loss on disposition of discontinued operations ............................         75,920            --
  Reduction in intrinsic value of put right .................................           --          (300,000)
  Gain on settlement of consulting agreement payable ........................           --          (228,900)
  Non-cash interest income ..................................................           --           (19,250)
  Changes in operating assets and liabilities:
    Restricted cash .........................................................        511,691        (511,691)
    Prepaid expenses ........................................................           --            51,487
    Accounts receivable .....................................................       (707,206)        (93,878)
    Other current assets ....................................................       (107,230)        (57,782)
    Accounts payable ........................................................       (197,641)       (165,464)
    Accrued interest ........................................................        618,289         414,676
    Deferred revenue ........................................................        (80,712)        112,591
    Expense reimbursements payable ..........................................        (26,835)        (94,062)
    Accrued payroll and payroll related expenses ............................         88,709        (758,530)
    Amounts due under settlement with former officer ........................           --           165,298
    Other current liabilities ...............................................        103,031         230,096
    Consulting agreements payable ...........................................           --           (50,000)
    Accrued registration penalty ............................................          8,560          81,928
    Other accrued expenses ..................................................           --           (16,440)
                                                                                ------------    ------------
Total adjustments ...........................................................       (928,840)     33,554,741
                                                                                ------------    ------------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES ............................     (5,301,169)     (7,034,455)
                                                                                ------------    ------------

CASH FLOWS USED IN CONTINUING INVESTING ACTIVITIES
  Cash payments in purchase business combinations ...........................           --          (857,633)
  Cash acquired in purchase business combinations ...........................           --           416,397
  Computer software development costs .......................................       (281,373)       (163,800)
  Proceeds from sale of property and equipment ..............................          1,704           1,500
  Purchase of fixed assets ..................................................       (145,920)        (73,799)
                                                                                ------------    ------------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES ............................       (425,589)       (677,335)
                                                                                ------------    ------------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Expenses (repaid to) officers and stockholders ............................           --          (250,694)
  Payments on settlement of accommodation agreements ........................       (125,000)           --
  Deferred financing costs ..................................................        (54,000)       (627,739)
  Repayments of amounts due under settlement with former officer ............           --          (200,000)
  Proceeds from issuance of bridge notes ....................................           --        11,277,000
  Proceeds from issuances of Series A convertible preferred stock ...........      3,025,500            --
  Proceeds from issuances of Series B convertible preferred stock ...........      2,952,716            --
  Proceeds from bridge notes to Series A convertible preferred stock ........      1,615,001            --
  Proceeds from bridge notes to Series B convertible preferred stock ........      1,000,000            --
  Placement agrent fees for preferred stock issuances .......................       (760,869)           --
  Principal payments on notes payable .......................................         (7,001)           --
  Proceeds from disposition of discontinued operations ......................         50,000            --
  Proceeds received in connection with financing settlement .................        180,000            --
  Repayments of advances from shareholders ..................................           --           (32,774)
                                                                                ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ........................      7,876,347      10,165,793
                                                                                ------------    ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Operating cash flows ......................................................     (1,373,703)     (2,201,044)
  Investing cash flows ......................................................       (234,330)       (205,050)
  Financing cash flows ......................................................           --           (93,796)
                                                                                ------------    ------------
NET CASH USED IN DISCONTINUED OPERATIONS ....................................     (1,608,033)     (2,499,890)
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH .............................................        541,556         (45,887)

CASH, beginning of year .....................................................             14          45,901
                                                                                ------------    ------------
CASH, end of year ...........................................................   $    541,570    $         14
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information:
  Conversion of outstanding notes into Series A Convertible Preferred Stock .   $  1,615,001    $       --
  Settlement of outstanding claims and liabilities in exchange for Series A-1
    Convertible Preferred Stock .............................................     24,467,781            --
  Conversion of outstanding notes into Series B Convertible Preferred Stock .      1,000,000            --
Cash paid during the period for:
  Interest ..................................................................          7,241         527,715
Supplemental non-cash investing and finanical activity:
Acquisition of businesses:
    Current tangible assets acquired ........................................                        328,411
    Non-current tangible assets acquired ....................................                      2,809,689
    Current liabilities assumed with acquisitions ...........................                     (8,457,986)
    Non-current liabilities assumed with acquisitions .......................                       (447,790)
    Intangible assets acquired ..............................................                      3,101,000
    Goodwill recognized on purchase business combinations ...................                     22,440,412
    Non-cash consideration ..................................................                    (19,332,500)
    Cash acquired in purchase business combinations .........................                        416,397
                                                                                                ------------
    Cash paid to acquire businesses .........................................                        857,633
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


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 18, 2007, the Board of Directors of the Company determined that certain amounts reported in its audited financial statements for the year ended December 31, 2006 needed to be restated as described below.

The Company, while undergoing a review of its financial statements for the three months ended March 31, 2007, became aware of a possible misstatement in its accounting for a deemed dividend it recorded during the fourth quarter of its year ended December 31, 2006. Upon review of this transaction, Company management specifically determined that there was an error in the accounting for a deemed dividend that was recognized upon a reduction in the conversion price of the Company Series A Preferred Stock that occurred on November 16, 2006. The reduction in the conversion price occurred upon the Company's issuance of additional convertible securities featuring a conversion price lower than the conversion price embedded in the Series A Preferred. The Company, in calculating the deemed dividend, originally determined that the net loss available to its common stockholders should be increased by $589,175, The Company reevaluated its computations during the quarter ended March 31, 2007 and determined that the net loss available to its common stockholders should have been increased by $3,759,059. The nature of the adjustment relates to the Company's use of an incorrect price for the value of its common stock when it computed the intrinsic value of the conversion feature embedded in the Series A Preferred stock at the time of the reduction in the conversion price.

The effect of the restatement on the Company's previously issued financial statements is as follows:

                                              As Previously            As
                                                Reported            Reported
                                             ---------------    ---------------

Additional paid in capital ...............   $   100,573,227    $   103,743,111
Accumulated deficit ......................       (93,286,542)       (96,456,426)

Preferred stock deemed dividend ..........   $    (2,413,606)   $    (5,583,490)

Net loss available to common stockholders    $    (9,344,431)   $   (12,514,315)

Net Loss Per Share - Basic and Diluted
  - Continuing operations ................   $         (0.98)   $         (1.41)
  - Discontinued operations ..............             (0.29)             (0.29)
                                             ---------------    ---------------
  - Total Net Loss per share available to
    common stockholders ..................   $         (1.27)   $         (1.70)
                                             ===============    ===============


The effect on our financial statements for the year ended December 31, 2006 was to increase additional paid in capital, accumulated deficit and net loss available to common stockholders by $3,169,884, net loss per share for continuing operations by $0.43 and total net loss per share available to common stockholders by $0.43. There was no effect on the Company's net loss.


NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a net loss from continuing operations of $4,372,329 for the year ended December 31, 2006, which includes $1,139,496 of non-cash charges including depreciation and amortization of $168,068, aggregate stock based compensation of $523,915, non-cash interest expense of $543,438, loss on sale of property and equipment $2,072 and a loss on the disposition of discontinued operations of $75,920. The non-cash charges were offset by non-cash gains of $2,452,909 associated with the settlements of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring program that occurred during the year ended December 31, 2006 (Note 18). The Company used $511,691 of its restricted cash escrowed to settle liabilities assumed in a business combination. Including the amounts above, the Company used net cash flows in its operating activities of $5,301,169 during the year ended December 31, 2006. The Company's working capital deficiency at December 31, 2006 amounted to $2,795,521 and the Company continues to experience shortages of working capital.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company raised $8,773,217 of gross proceeds ($7,832,348 net proceeds after the payment of certain transaction expenses) in financing transactions during the year ended December 31, 2006. The Company used $5,301,169 of these proceeds to fund its operations and a net of $425,589 in investing activities. The Company also settled $24,467,871 of outstanding liabilities, claims and litigation under the creditor and claimant liabilities restructuring program that occurred during the year ended December 31, 2006 (Note 18). The Company believes that its completion of this program has enabled it to improve its financial condition by eliminating substantial requirements to settle these obligations for cash; however, the Company's capital resources are still significantly limited and there can be no assurance that the completion of this program will enable the Company to actually attain positive operating cash flows.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value of and/or goodwill impairment for each reporting unit. During the year ended December 31, 2005, the Company recorded goodwill in connection with the acquisitions described in Note 5. The Company's annual impairment review of goodwill resulted in a goodwill impairment charge of $210,716 for the year ended December 31, 2006 (Note 6) resulting in $9,300,000 in goodwill at December 31, 2006. The 2006 charge, which principally represents goodwill remaining from the PolicyBridge business the Company acquired from Entelagent, is classified in discontinued operations as a result of its decision to exit that business in November 2006. The remaining amount of goodwill, which amounts to $9,300,000 at December 31, 2006, relates to the Company's acquisition of CSSI in February 2005 in which the Company acquired FormStream.

LONG LIVED ASSETS

The Company periodically reviews the carrying values of its long lived assets (which include property and equipment and amortizable intangible assets) in accordance with SFAS 144, "Long Lived Assets" when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable value and records impairment charges when necessary. The Company's review of the carrying values of its long lived assets used in continuing operations has resulted in no impairment charge for the year ended December

31, 2006 (Note 9). The Company has classified its PolicyBridge software business as a discontinued operation at December 31, 2006 (Note 8, Note 9 and Note 21). This business had $931,470 of intangible assets associated with acquired software technology in which the recovery of only portion of its value is considered likely. A substantial portion of the carrying value, in the amount of $781,470, has been expensed as a loss from discontinued operations in the year ended December 31, 2006. The remaining carrying value of $150,000, which represents the Company's best estimate of the recoverable value of the PolicyBridge intangible assets at December 31, 2006 is included in assets held for sale in the accompanying balance sheet.

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

The characteristics of common stock that is issuable upon a holder's exercise of conversion options embedded in the Company's preferred shares are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61 (l) of the implementation guidance included in Appendix A of SFAS 133). The Company recorded $5,583,490 of deemed dividends during the year ended December 31, 2006 because the effective conversion prices of the preferred shares were less than the commitment date fair values of the Company's common stock at their respective dates of issuance and/or modification.

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

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       2005
                                                                   ------------

Net Loss, as reported ........................................     $(44,446,151)
(+) Stock-based compensation cost reflected in the
   financial statements ......................................           22,500
(-) Stock-based employee compensation cost, under fair
   value accounting ..........................................         (440,753)
                                                                   ------------
Pro-forma net loss under fair value method ...................     $(44,864,404)
                                                                   ============

Net loss per share - basic and diluted, as reported ..........     $     (22.78)

Net loss per share - basic and diluted, proforma .............     $     (22.99)


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

The Company did not redeem the Subordinated Notes on their extended due date of August 24, 2005 and, as a result, the notes became automatically convertible into 0.128 shares of common stock for each $1 of principal then outstanding in accordance with the original note agreement. Accordingly, the Company recorded a charge of $4,500,000 during the year ended December 31, 2005 based upon the intrinsic value of this conversion option measured at the original issuance date of the note. The Subordinated Notes remained outstanding subsequent to the date of their maturity but were ultimately surrendered as payment for 5,625,000 shares of Series A-1 Preferred Stock under the creditor and claimant liabilities restructuring program in March 2006 (Note 18). The Company has agreed to file with the SEC, a registration statement for the resale of the restricted shares of the Company's common stock issuable upon exercise of the conversion option that would be issued in this transaction, on a best efforts basis.

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

NOTE 6 - IMPAIRMENT OF GOODWILL

The Company recorded $22,440,412 of goodwill in connection with its acquisitions of CSSI, LucidLine and Entelagent (Note 5). The amount of goodwill that the Company recorded in connection with these acquisitions was determined by comparing the aggregate amounts of the respective purchase prices plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for each of the businesses described in Note 5.

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


NOTE 7 - PROPERTY AND EQUIPMENT

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
                                                                   ============


Depreciation expense amounted to $70,375 and $38,993 for the years ended December 31, 2006 and 2005, respectively.


NOTE 8 - CAPITALIZED SOFTWARE

In December 2006, the Company made the decision to focus its business on its FormStream software products and to place its PolicyBridge business up for sale. Because of this decision, $596,636 of capitalized software identified with the PolicyBridge business have been expensed as a loss from discontinued operations in the year ended December 31, 2006.

Capitalized software development costs are as follows:

Beginning of the year ......................     $   172,130
Capitalized ................................         281,372
Amortization ...............................         (38,942)
                                                 -----------
   Balance at December 31, 2006                  $   414,560
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


NOTE 9 - AMORTIZABLE INTANGIBLE ASSETS

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
                                   ============

NOTE 10  - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

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


NOTE 11 - DEMAND NOTES PAYABLE

Through December 31, 2004, the Company borrowed an aggregate amount of $695,000 from several unrelated parties. At December 31, 2006, all of the notes were settled in the creditor and claimant liabilities restructuring. Interest expense on the notes amounted to $22,462 and $69,500 for the year ended December 31, 2006 and 2005, respectively.

The remaining demand note at December 31, 2006, which amounts to $312,557, is payable to Lok Technology and is secured by Entelagent's accounts receivable. Accounts receivable of former Entelagent customers amounted to $43,430 at December 31, 2006 and is included in Assets of Discontinued Operations. The note bears interest at 15% per annum. Interest on this demand note amounted to $46,884 for the year ended December 31, 2006 and $35,163 for year ended December 31, 2005. As described in Note 17, on May 4, 2006, the Company became aware of a complaint that Lok Technologies, Inc. had filed in the Superior Court of California, County of Santa Clara on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants.


NOTE 12 - BRIDGE NOTES PAYABLE

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

As of December 31, 2006, $3,180,025 of the Bridge I Notes were surrendered as payment for 3,975,031 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 18). With the surrender of the Bridge I Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, conversion options associated with the surrendered Bridge I Notes are no longer exercisable and have been cancelled. As of December 31, 2006, $319,975 of Bridge I notes remain outstanding.

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

As of December 31, 2006, $2,343,000 of the Bridge II Notes were surrendered as payment for 2,928,750 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 18). With the surrender of the Bridge II Notes in payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring, the conversion options associated with the surrendered Bridge II Notes are no longer exercisable and have been cancelled. As of December 31, 2006, $200,000 of the Bridge II Notes remain outstanding.

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

In accordance with APB 14, the Company allocated $4,646,405 of the proceeds to the Bridge III Notes and $587,595 of proceeds to the Bridge III Warrants. The difference between the carrying amount of the Bridge III Notes and their contractual redemption amount was being accreted as interest expense to various dates from November 1, 2005, their earliest date of redemption. Accretion of the aforementioned discount amounted to $20,909 and $566,686 for the years ended December 31, 2006 and 2005, respectively and are included as a component of interest expense in the accompanying statements of operations.

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

As of December 31, 2006, all of the Bridge III Notes were surrendered as payment for 6,542,500 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 18).

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

2006 BRIDGE NOTES

On January 18, 2006, the Company completed a financing of approximately $540,000 in additional gross funds (the "2006 Bridge Note Financing") through the issuance of Subordinated Convertible Promissory Notes (the "2006 Bridge Notes") in the amount of $720,001. The 2006 Bridge Note agreement provided for these notes to automatically convert into the same securities (consisting of shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series A Preferred Financing (Note 18). On March 27, 2006 (the date of the first closing of the Series A Preferred Financing), the 2006 Bridge Notes were converted into 7.2 Units in the Series A Preferred Financing described below. The $180,000 difference between the gross proceeds received upon the original issuance of the notes and the redemption amount was recorded as interest expense during the year ended December 31, 2006.

Additionally, the Company paid Laidlaw & Company (UK) Ltd. (Laidlaw), as placement agent in the transaction, a fee of $54,000 in conjunction with the 2006 Bridge Note Financing. This fee was fully amortized and recognized as interest expense during the year ended December 31, 2006.

INTERIM BRIDGE FINANCING IV

Beginning on July 18, 2006 and continuing through September 15, 2006, the Company obtained interim financing ("Interim Bridge Financing IV") totaling $1,000,000 from Apex. This Interim Bridge Financing IV automatically converted into securities (consisting of shares of Series B Preferred Stock and warrants to purchase shares of the Company's common stock) offered by the Company in connection with its Series B Preferred Financing (see Note 19). On October 13, 2006, (the date of the first closing of the Series B Preferred Financing), the Interim Bridge Financing IV was converted into 10 Units in the Series B Preferred Financing described in Note 19 below.


NOTE 13 - RELATED PARTY TRANSACTIONS

LIABILITIES DUE TO FORMER CHAIRMAN AND OFFICERS/STOCKHOLDERS

The Company's former non-executive chairman surrendered $254,152 of liabilities due to him by the Company for expense reimbursements and other working capital advances made to the Company as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 18).

A former officer of the Company surrendered $1,180,991 of liabilities due for expense reimbursements, payroll and various other loans and advances made to the Company as payment for Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 18). A portion of these liabilities were previously classified as notes payable to creditors of acquired business.

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

The payment due on September 30, 2005 was not made by the Company. The $100,000 balance due under this arrangement has been surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring described in Note 18.

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

During the year ended December 31, 2006, $1,795,930 of the notes payable to creditors of acquired business were surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring (Note
18). As of December 31, 2006, $799,982 of the notes payable remain outstanding.


NOTE 14 - DEFERRED REVENUE

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

Effective January 1, 2006, the Company and Mr. Allin and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims under the creditor and claimant liabilities restructuring (Note 18). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.


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

Additionally, the accommodating stockholders had filed, in October 2005, a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, alleging breach of certain accommodation agreements between the plaintiffs and the Company and were seeking damages in an amount not less than $14,000,000, plus interest and reasonable attorneys' fees and costs. In November 2005, a default judgment was entered against the Company in this matter. On March 27, 2006, the Company entered into an agreement to release and resolve all outstanding claims between itself and the accommodating stockholders as part of the creditor and claimant liabilities restructuring (Note 18).

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


NOTE 17 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Effective January 1, 2006, the Company and Mr. Allin, former Company Chief Executive Officer, and the Allin Dynastic Trust entered into Stock Subscription Agreement and Mutual Release agreements (the "Series A-1 Agreements") to settle all claims, including claims related to the settlement agreement entered into in 2005 which settled certain employment and indemnification related claims brought against the Company in 2004, under the creditor and claimant liabilities restructuring (Note 18). The settlement resulted in the release of all claims and the reversal of $2,600,000 of obligations to purchase common stock from Mr. Allin and the Allin Dynastic Trust. These liabilities were reclassified to stockholders' equity since Mr. Allin and the Allin Dynastic Trust retained the shares that were subject to the Company's repurchase obligation. In addition, the Company issued an aggregate of 2,500,000 Shares of Series A-1 Preferred stock with a fair value of $1,500,000 to Mr. Allin and the Allin Dynastic Trust in settlement of $1,317,089 of liabilities that were payable in cash. Accordingly, the Company recorded a $182,911 loss on this settlement based on the difference between the fair value of the Series A-1 Preferred shares and the liabilities payable in cash.

Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh") filed a complaint against the Company, Mr. Allin, former Chief Executive Officer of the Company, and Robert E. Yaw, the Company's non-executive Chairman, on February 3, 2004, in the United States District Court for the Southern District of New York (the "Court") alleging common law fraud. On April 24, 2006, the Company and Sherleigh Associates Inc. Profit Sharing Plan entered into a final and binding settlement of all claims as part of the creditor and claimant liabilities restructuring (Note 18).

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
                                                ==========


BRADEN WAVERLEY, CHIEF EXECUTIVE OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Waverley Agreement") with Braden Waverley ("Waverley"), to serve as the Company's Chief Operating Officer. Mr. Waverley became the Company's Chief Executive Officer on January 18, 2007 and the terms of the Waverley Agreement remain in force. The term of the Waverley Agreement is one year with automatic one-year renewal unless Mr. Waverley is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Waverley Agreement. The Waverley Agreement provides for a base salary of $200,000 per year. The Waverley Agreement provides for a performance bonus determined in accordance with revenue milestones established by the Board of Directors on a quarterly basis. Mr. Waverley is eligible to receive a bonus of up to 75% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. The bonus milestones were not met during the year ended December 31, 2006. Additionally, the Waverley Agreement provides for the grant of stock options in an amount representing an aggregate 3.5% of the outstanding shares of Company common stock on the date of grant ("Waverley Initial Grant"). The Waverley Initial Grant is for 73,371 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement (Note 20).

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

MARTIN T. JOHNSON, CHIEF FINANCIAL OFFICER - EMPLOYMENT AGREEMENT

On February 17, 2006, the Company entered into an employment agreement (the "Johnson Agreement") with Martin T. Johnson ("Johnson"), the Company's Chief Financial Officer. The term of the Johnson Agreement is one year with automatic one-year renewal unless Mr. Johnson is provided with written notice of non-renewal 90 days prior to expiration of the current term of the Johnson Agreement. The Johnson Agreement provides for a base salary of $180,000 per year. The Johnson Agreement provides for a performance bonus determined in accordance with revenue milestones established by the board of directors on a quarterly basis. Mr. Johnson is eligible to receive a bonus of up to 50% of base salary for each quarter that the Company achieves the agreed upon revenue milestones. The bonus milestones were not met during the year ended December 31, 2006. Additionally, the Johnson Agreement provides for the grant of stock options in an amount representing an aggregate 1.25% of the outstanding shares of the Company's common stock on the date of grant ("Johnson Initial Grant"). The Johnson Initial Grant is for 26,204 shares at an exercise price of $1.65 per share. These options have a term of 10 years and vest 20% on the date of grant and 1/48th of the balance on the last day of each month for the next 48 months following the effective date of this agreement (Note 20).

ROBERT CROSS - BONUS ARRANGEMENT

On March 7, 2006, the board of directors, in executive session without Mr. Robert Cross ("Mr. Cross"), the Company's then Chief Executive Officer, being present, approved a bonus arrangement ("Bonus Arrangement") for Mr. Cross. The Bonus Arrangement provided for (i) a cash bonus equal to $200,000, grossed up for taxes (the "Cash Bonus"), (ii) the Cash Bonus would be payable only after agreement has been reached with creditors holding the applicable percentage of the Company's creditor obligations agree to convert their obligations under the creditor and claimant liabilities restructuring (Note 18) and when the funding escrow established by Laidlaw under the Series A Preferred Financing transaction has been released (the "Eligibility Date"), and (iii) 50% of the Cash Bonus would be paid on the Eligibility Date, and the other 50% would be paid in ten equal monthly installments beginning one month following the Eligibility Date. Mr. Cross would be granted a stock option in an amount representing an aggregate 2.5% of the outstanding shares of Company common stock following the completion of the Company's recapitalization under the creditor and claimant liabilities restructuring. The service conditions associated with Mr. Cross' employment as a result of this arrangement were modified to ensure that his employment with the Company would be extended beyond June 30, 2006 for an additional period of time sufficient for him to (i) complete the creditor and claimant liabilities restructuring, (ii) raise additional working capital and (iii) transition his position to a new Chief Executive Officer. The Company accrued the unpaid balance of the bonus at December 31, 2006, Mr. Cross' last date of payroll as CEO of the Company. The total amount of Mr. Cross' bonus is $278,558 of which $107,293 remained unpaid at December 31, 2006 and is included in accrued expenses in the accompanying balance sheet.

NOTE 18 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

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

The Company accounted for the extinguishment of liabilities payable to general creditors in accordance with SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," due to the fact that the holders of these notes granted to Company concessions intended to alleviate its immediate liquidity constraints. These concessions that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note
19) that resulted in an infusion of cash that was needed to sustain operations.

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

OTHER LIABILITIES SETTLEMENTS

The Company also settled $660,494 of other liabilities for $28,140 in cash and a $32,500 note during the year ended December 31, 2006 for which it recorded net gains in the amount of $ 599,854.


NOTE 19 - STOCKHOLDERS' EQUITY

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

On March 27, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,465,501, resulting in the issuance of 893 shares of Series A Preferred Stock and 620,233 common stock purchase warrants to the purchasers of the Series A Preferred Stock. This amount was comprised of $720,001 associated with the conversion of the Bridge Notes, $895,000 provided by Apex and $2,850,500 from parties made available by the Series A Preferred Placement Agent. The Company also issued Agent Warrants to Laidlaw exercisable for 198,375 shares of common stock.. The Investor Warrants have a fair value of $857,908. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock of $1.71; risk-free interest rate of 4.52%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

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

Pursuant to the Certificate of Designation for the Series A Preferred Stock, in the event that additional shares of common stock are issued or deemed to be issued at an effective price that is lower than the conversion price of the Series A Preferred Stock, the conversion price for the Series A Preferred Stock shall be reduced to the effective price of such issuance. On November 16, 2006, the Series B Preferred Financing was completed at a conversion price of $0.82 per share as compared to the $2.40 per share conversion price for the Series A Preferred Stock. Pursuant to the terms of the Certificate of Designation for the Series A Preferred Stock the conversion price of the Series A Preferred Stock was adjusted to $0.90 per share. This change resulted in an additional 3,347,571 shares of Common Stock being reserved for issuance upon the conversion of the Series A Preferred Stock. In accordance with EITF 00-27, the Company recorded $3,759,059 of deemed dividends since the conversion price was less than the commitment fair value of the Company's common stock at the time of the completion of the Series A Financing.

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

The Company determined, based upon an allocation of the proceeds to the fair values of the Series B Preferred Stock and Series B Investor Warrants issued to the investors in this closing, that the effective conversion price embedded in the Series B Convertible Preferred Shares amounts $0.54 per share. Accordingly, the Company recorded a deemed dividend in the amount of $501,808 based upon the difference between the fair value of the Company's common stock and the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

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

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On January 28, 2006 the Company issued warrants for 20,000 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $20,316.

On February 13, 2006 the Company issued warrants for 6,000 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $6,634.

On February 21, 2006 the Company issued warrants for 1,250 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $1,382.

On March 1, 2006 the Company issued warrants for 6,417 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $10,029.

On March 17, 2006 the Company issued warrants for 3,750 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $5,861.

On March 22, 2006 the Company issued warrants for 2,500 shares at an adjusted exercise price of $1.74 per share to Apex in connection with the Interim Bridge Financing III financing (Note 12). The aggregate fair value of these warrants amounted to $3,907.

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


NOTE 20 - SHARE-BASED PAYMENTS

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

A summary of option activity for the year ended December 31, 2006 is as follows:

                                                                               WEIGHTED-
                                                              WEIGHTED-         AVERAGE
                                                               AVERAGE         REMAINING
                                                              EXERCISE        CONTRACTUAL
               OPTIONS                        SHARES            PRICE             TERM
---------------------------------------   --------------    --------------   --------------
Outstanding at January 1, 2006 ........          428,022    $        21.09        7.7 years
Granted ...............................          189,914    $         1.78             --
Exercised .............................             --                --               --
Forfeited or expired ..................          (85,300)   $         7.74             --
Outstanding at December 31, 2006 ......          532,636    $        16.34        6.5 years
Exercisable at December 31, 2006 ......          400,312    $        20.08        5.4 years


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


NOTE 21 - DISCONTINUED OPERATIONS

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

During the period from the acquisition of the PolicyBridge product in the Entelagent acquisition on March 30, 2005 through December 31, 2006, PolicyBridge generated revenue of approximately $547,000, incurred a net loss of approximately $4.4 million and used net cash of over $2.7 million. For the year ended December 31, 2006,

PolicyBridge generated revenue of approximately $311,000, incurred a net loss of approximately $1,932,000 and used net cash of approximately $1.4 million. The net loss for the year ended December 31, 2006 includes $719,636 associated with the write-off of the capitalized PolicyBridge software (Note 8), $61,833 associated with the write-off of the PolicyBridge intangible assets (Note 9) and $210,716 associated with the impairment of the remaining Entelagent acquisition goodwill (Note 6).

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


NOTE 22 - INCOME TAXES

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


NOTE 23 - MAJOR CUSTOMERS

During the year ended December 31, 2006, the Company's top four customers accounted for 25%, 18%, 18% and 13% of net revenues. During the year ended December 31, 2005, the Company's top three customers accounted for 27%, 23% and 17% of net revenues.

The four largest customers in accounts receivable at December 31, 2006 are 24%, 19%, 21% and 20% of accounts receivable.


NOTE 24 - RESTATEMENT OF FINANCIAL STATEMENTS FOR INTERIM PERIODS DURING THE YEAR ENDED DECEMBER 31, 2006

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


NOTE 25 - SUBSEQUENT EVENTS

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


                                    PART III

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


                                             PATRON SYSTEMS, INC.

                                          By: /S/ BRADEN WAVERLEY
                                              ----------------------------
                                              Braden Waverley

                                              Its: Chief Executive Officer

                                          Date: May 21, 2007


       SIGNATURE                         TITLE                        DATE
------------------------     ------------------------------     ---------------
/S/ BRADEN WAVERLEY             Chief Executive Officer           May 21, 2007
------------------------               & Director
    Braden Waverley

/S/ MARTIN T. JOHNSON           Chief Financial Officer           May 21, 2007
------------------------
    Martin T. Johnson

/S/ HEIDI B. NEWTON            Vice President-Finance and         May 21, 2007
------------------------          and Administration
    Heidi B. Newton          (Principal Accounting Officer)

          *                        Chairman of the Board          May 21, 2007
------------------------
    Robert Cross

          *                             Director                  May 21, 2007
------------------------
    George Middlemas


*   /S/ HEIDI NEWTON
    ------------------------------
    Heidi Newton, Attorney-in-Fact

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


                                      EX-1

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

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


                                      EX-2

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

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


                                      EX-3

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

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

10.40 First Amendment to Executive Employment Agreement dated February 17, 2006, entered into on January 24, 2007, between Patron Systems, Inc. and Braden Waverley.* Previously filed with the Form 10-KSB.

10.41 First Amendment to Executive Employment Agreement dated February 17, 2006, entered into on January 24, 2007, between Patron Systems, Inc. and Martin T. Johnson.* Previously filed with the Form 10-KSB.

10.42 Secured Convertible Promissory note dated February 20, 2007, issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P. Previously filed with the Form 10-KSB.

10.43 Security Agreement dated February 20, 2007, between Patron Systems, Inc. and Apex Investment Fund V, L.P. Previously filed with the Form 10-KSB.

10.44 Form of Warrant issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P. Previously filed with the Form 10-KSB.

24.1     Power of Attorney. Previously filed with the Form 10-KSB.

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


                                      EX-4