Form 10QSB
period 2007-03-31
PATRON SYSTEMS INC
filed 2007-05-21
CIK 1075043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
         (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,512,260 shares of common stock outstanding as of May 21, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                              PATRON SYSTEMS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       ----------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS ..................................................4

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................27

ITEM 3. CONTROLS AND PROCEDURES...............................................39


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................40

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........41

ITEM 6. EXHIBITS..............................................................41


SIGNATURES....................................................................43

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

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                              PATRON SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                   (unaudited)

                                                                     MARCH 31,
                                                                       2007
                                                                  -------------
ASSETS
Current Assets
  Cash ......................................................     $     120,004
  Accounts receivable .......................................           690,856
  Other current assets ......................................           102,803
                                                                  -------------
     Total current assets ...................................           913,663

Property and equipment, net .................................           223,867
Capitalized software development costs, net .................           444,071
Intangible assets, net ......................................           112,603
Assets held for sale ........................................           174,376
Goodwill ....................................................         9,300,000
                                                                  -------------
     Total assets ...........................................     $  11,168,580
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ..........................................     $     502,261
  Other current liabilities .................................         1,918,805
  Secured demand notes ......................................           625,000
  Demand notes payable ......................................           312,557
  Notes payable (to creditors of acquired business,
    including $554,202 to related parties) ..................           799,982
  Deferred revenue ..........................................           254,564
  Bridge notes payable ......................................           519,975
  Derivative conversion liability ...........................           285,874
  Liabilities of discontinued operations ....................            81,206
                                                                  -------------
     Total current liabilities ..............................         5,300,224
                                                                  -------------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, par value $0.01 per share,
     75,000,000 shares authorized,
       Series A convertible:  2,160 shares authorized;
          964 shares issued and outstanding .................                10
          liquidation preference of $6,512,959
       Series A-1 convertible: 50,000,000 authorized;
           0 issued and outstanding .........................              --
           liquidation preference of $0
       Series B convertible: 2,000 shares authorized;
          791 shares issued and outstanding;
          liquidation preference of $5,159,535 ..............                 8
  Common stock, par value $0.01 per share, 150,000,000
     shares authorized, 14,512,260 shares issued and
     outstanding ............................................           145,127
  Additional paid-in capital ................................       104,337,679
  Accumulated deficit .......................................       (98,614,468)
                                                                  -------------
     Total stockholders' equity .............................         5,868,356
                                                                  -------------
     Total liabilities and stockholders' equity .............     $  11,168,580
                                                                  =============

See notes to unaudited condensed financial statements.

                              PATRON SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ----------------------------
                                                                    2007            2006
                                                                ------------    ------------
Revenue .....................................................   $    171,218    $    179,925
                                                                ------------    ------------

Cost of Sales
  Cost of products/services .................................         37,620          29,897
  Amortization of technology ................................         27,015          27,522
                                                                ------------    ------------
    Total cost of sales .....................................         64,635          57,419
                                                                ------------    ------------
  Gross profit ..............................................        106,583         122,506
                                                                ------------    ------------

Operating Expenses
  Salaries and related expenses .............................      1,331,139         679,829
  Professional fees .........................................        204,958         658,115
  General and administrative ................................        237,934         320,576
  Stock based penalties under financing arrangements ........           --             2,852
  Gain on settlements .......................................           --          (906,987)
                                                                ------------    ------------
     Total operating expenses ...............................      1,774,031         754,385
                                                                ------------    ------------

Loss from operations ........................................     (1,667,448)       (631,879)
                                                                ------------    ------------

Other Income (Expense)
Interest income .............................................          2,120            --
Interest expense ............................................       (505,925)       (972,464)
Change in fair value of conversion option ...................          8,712            --
Gain on sale of property and equpment .......................            (42)             62
                                                                ------------    ------------
Total Other Expense .........................................       (495,135)       (972,402)
                                                                ------------    ------------
     Loss from continuing operations ........................     (2,162,583)     (1,604,281)
                                                                ------------    ------------

Income (loss) from discontinued operations ..................          4,541        (387,543)
                                                                ------------    ------------

Net loss ....................................................     (2,158,042)     (1,991,824)

Preferred stock contractual dividend ........................       (216,325)           --
                                                                ------------    ------------
Net loss available to common stockholders ...................   $ (2,374,367)   $ (1,991,824)
                                                                ------------    ------------


Net Loss Per Share - Basic and Diluted
  - Continuing operations ...................................   $      (0.16)   $      (0.77)
  - Discontinued operations .................................           --             (0.19)
                                                                ------------    ------------
  - Total net loss per share available to common stockholders   $      (0.16)   $      (0.96)
                                                                ============    ============

Weighted Average Number of Common Shares Outstanding
   - Basic and Diluted ......................................     14,512,260       2,083,954
                                                                ============    ============

See notes to unaudited condensed financial statements.

                              PATRON SYSTEMS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                SHARES OF      PAR VALUE                                    SHARES OF      PAR VALUE
                                SERIES A       SERIES A       SHARES OF       PAR VALUE     SERIES B       SERIES B
                                CONVERTIBLE    CONVERTIBLE    SERIES A-1      SERIES A-1    CONVERTIBLE    CONVERTIBLE
                                PREFERRED      PREFERRED      PREFERRED       PREFERRED     PREFERRED      PREFERRED
                                  STOCK          STOCK          STOCK           STOCK         STOCK          STOCK
                               ------------   ------------   ------------   ------------   ------------   ------------
Balance - January 1, 2007 ..            964   $         10           --     $       --              791   $          8

Stock based compensation -
   employees ...............           --             --             --             --             --             --
Issuance of warrants to 2007
   Bridge Note Investors ...           --             --             --             --             --             --
Net Loss ...................           --             --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------   ------------
BALANCE - MARCH 31, 2007 ...            964   $         10           --     $       --              791   $          8
                               ============   ============   ============   ============   ============   ============


                                 SHARES OF      PAR VALUE     ADDITIONAL
                                  COMMON         COMMON        PAID IN      ACCUMULATED
                                  STOCK          STOCK         CAPITAL        DEFICIT           TOTAL
                               ------------   ------------   ------------   ------------    ------------
Balance - January 1, 2007 ..     14,512,260   $    145,127   $103,743,111   $(96,456,426)   $  7,431,830)

Stock based compensation -
   employees ...............           --             --          430,809           --           430,809
Issuance of warrants to 2007
   Bridge Note Investors ...           --             --          163,759           --           163,759
Net Loss ...................           --             --             --       (2,158,042)     (2,158,042)
                               ------------   ------------   ------------   ------------    ------------
BALANCE - MARCH 31, 2007 ...     14,512,260   $    145,127   $104,337,679   $(98,614,468)   $  5,868,356
                               ============   ============   ============   ============    ============

See notes to unaudited condensed financial statements.

                              PATRON SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                  2007            2006
                                                                              ------------    ------------
Cash Flows from Continuing Operating Activities
Net loss ..................................................................   $ (2,162,583)   $ (1,604,281)
                                                                              ============    ============
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................         51,026          34,775
  Stock based compensation ................................................        430,809         180,835
  Non cash interest expense ...............................................        458,345         543,438
  Gain on derivative conversion valuation .................................         (8,712)           --
  Stock based penalty under financing arrangements ........................           --             2,852
  Loss on issuance of preferred stock in settlement of debt ...............           --          (906,987)
  (Gain)/Loss on sale of fixed assets .....................................             42             (62)
  Changes in assets and liabilities:
    Restricted cash escrowed to settle liabilities assumed ................           --          (957,122)
    Accounts receivable ...................................................        138,019         123,085
    Other current assets ..................................................         31,038          17,809
    Accounts payable ......................................................        (32,866)       (268,700)
    Accrued interest ......................................................         40,949         429,027
    Deferred revenue ......................................................         90,269        (104,031)
    Expense reimbursements due to officers and shareholders ...............         (1,000)         (7,354)
    Accrued payroll and payroll related expenses ..........................         77,573        (311,041)
    Other current liabilities .............................................        (57,595)       (197,271)
                                                                              ============    ============
Total adjustments .........................................................      1,217,897      (1,420,747)
                                                                              ============    ============
NET CASH USED IN CONTINUING OPERATING ACTIVITIES ..........................       (944,686)     (3,025,028)
                                                                              ============    ============

CASH FLOWS USED IN CONTINUING INVESTING ACTIVITIES
  Purchase and development of technology ..................................        (41,839)        (29,660)
  Proceeds from sale of fixed assets ......................................           --             1,755
  Purchase of fixed assets ................................................        (73,130)        (12,689)
                                                                              ------------    ------------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES ..........................       (114,969)        (40,594)
                                                                              ============    ============

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Payments on settlement of accommodation agreements ......................           --          (125,000)
  Deferred financing costs ................................................           --           (54,000)
  Net proceeds from issuance of Preferred Series A convertible stock ......           --         4,000,451
  Proceeds from issuance of bridge notes ..................................        625,000            --
                                                                              ------------    ------------
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ......................        625,000       3,821,451
                                                                              ============    ============

CASH FLOWS FROM DISCONTINUED OPERATIONS
  Operating cash flows ....................................................         13,089        (429,779)
  Investing cash flows ....................................................           --          (184,634)
                                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ....................         13,089        (614,413)
                                                                              ------------    ------------


NET (DECREASE) INCREASE IN CASH ...........................................   $   (421,566)   $    141,416

CASH, beginning of period .................................................   $    541,570    $         14
                                                                              ------------    ------------
CASH, end of period .......................................................   $    120,004    $    141,430
                                                                              ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest ................................................................   $      6,631            --

Non-cash Investing and Financing Activities
  Liabilities and claims settled in exchange for Series A-1 Preferred
     Convertible Stock ....................................................           --      $ 21,258,875

See notes to unaudited condensed financial statements.

                              PATRON SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2007

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Financial Statements of Patron Systems, Inc. (the "Company," "Patron," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2007 is not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007.

Amounts reflected herein for the three months ended March 31, 2006 represent the restated financial information included in the Form 10-QSB/A which was filed with the SEC on May 21, 2007.

This form 10-QSB should be read in conjunction with the Company's 10-KSB for the year ended December 31, 2006.


NOTE 2 - THE COMPANY

ORGANIZATION AND DESCRIPTION OF BUSINESS

Patron Systems, Inc. ("Systems") is a Delaware corporation formed in April 2002 to provide comprehensive, end-to-end information security solutions to global corporations and government institutions. The Company was recapitalized upon its completion of a share exchange transaction with an inactive public company on October 11, 2002.

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


NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company, while undergoing the audit of its financial statements for the year ended December 31, 2006, became aware of possible misstatements in its unaudited condensed consolidated interim financial statements filed with the Securities and Exchange Commission during the year ended December 31, 2006. On March 6, 2007, the Company's Board of Directors determined that certain amounts reported in its unaudited condensed consolidated interim financial statements for the quarters ended March 31, 2006, and June 30, 2006, and for the six months ended June 30, 2006 and nine months ended September 30, 2006 needed to be restated as described below.

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

On May 18, 2007, the Board of Directors of the Company determined that certain amounts reported in its audited financial statements for the year ended December 31, 2006 need to be restated as described below.

The Company, while undergoing a review of its financial statements for the three month period ended March 31, 2007, became aware of a possible error in its accounting for a deemed dividend it recorded during the fourth quarter of its year ended December 31, 2006. Upon review of this transaction Company management specifically determined that there was an error in the accounting for a deemed dividend that was recognized upon a reduction in the conversion price of the Company's Series A Preferred Stock that occurred on November 16, 2006. The reduction in the conversion price occurred upon the Company's issuance of additional convertible securities featuring a conversion price lower than the conversion price embedded in the Series A Preferred. The Company, in calculating the deemed dividend, originally determined that the net loss available to its common stockholders should be increased by $589,175, The Company reevaluated its computations during the quarter ended March 31, 2007 and determined that the net loss available to its common stockholders should have been increased by $3,759,059. The nature of the adjustment relates to the Company's use of an incorrect price for the value of its common stock when it computed the intrinsic value of the conversion feature embedded in the Series A Preferred stock at the time of the reduction in the conversion price.

The effect of the restatement on the Company's previously issued audited financial statements is as follows:

                                                 As Previously         As
                                                   Reported         Reported
                                                 -------------    -------------

Additional paid in capital ...................   $ 100,573,227    $ 103,743,111
Accumulated deficit ..........................     (93,286,542)     (96,456,426)

Preferred stock deemed divident ..............      (2,413,606)      (5,583,490)

Net loss available to common stockholders ....   $  (9,344,431)   $ (12,514,315)

Net Loss Per Share - Basic and Diluted
  - Continuing operations ....................   $       (0.98)   $       (1.41)
  - Discontinued operations ..................           (0.29)           (0.29)
                                                 -------------    -------------
  - Total Net Loss per share available to
    common stockholders ......................   $       (1.27)   $       (1.70)
                                                 =============    =============


The effect on our financial statements for the year ended December 31, 2006 was to increase additional paid in capital, accumulated deficit and net loss available to common stockholders by $3,169,884, net loss per share for continuing operations by $0.43 and total net loss per share available to common stockholders by $0.43. There was no effect on the Company's net loss.


NOTE 4 - GOING CONCERN, LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss from continuing operations of $2,162,583 for the three months ended March 31, 2007, which includes an aggregate of $931,468 of non-cash charges including non-cash interest expense, depreciation and amortization, stock based compensation net of a change in the fair value of a conversion option. The Company's working capital deficiency at March 31, 2007 amounted to $4,386,561 and the Company is continuing to experience shortages in working capital. The Company cannot provide any assurance that the outcome of these matters will not have a material adverse affect on its ability to sustain the business. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company's ability to successfully market its software products, grow revenue and generate cash flows is critical to the realization of its business plan. The Company raised $625,000 of bridge financing through the issuance of secured demand notes during the three months ended March 31, 2007 (Note 8). The Company used $510,031 of these proceeds to fund its operations and a net of $114,969 in investing activities. Subsequent to March 31, 2007, the Company has raised an additional $417,000 of bridge financing through the issuance of secured demand notes (Note 20).

The Company is currently in the process of attempting to raise additional capital and has taken certain steps to conserve its liquidity. Although management believes that the Company has access to capital resources, the Company has not secured any commitments for additional financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital and/or successfully execute its business plan.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK

The Company maintains cash with major financial institutions. Cash is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at each institution. From time to time amounts may exceed the FDIC limits. At March 31, 2007 the uninsured bank cash balances were approximately $35,000. The Company has not experienced any losses on these accounts.

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

GOODWILL

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. In accordance with SFAS 142, the Company conducted its annual impairment review of goodwill for the year ended December 31, 2006, which resulted in a goodwill impairment charge of $210,716. This 2006 charge, which principally represents goodwill remaining from the PolicyBridge business the Company acquired from Entelagent is classified in discontinued operations as a result of its decision to exit that business. The remaining amount of goodwill, which amounts to $9,300,000 at March 31, 2007, relates to the Company's acquisition of CSSI in February 2005 from which the Company acquired the FormStream software technology, its sole line of business. The Company engaged an outside specialist to assist the Company with performing its annual goodwill impairment tests. These tests were made using a discounted cash flow model to value the business. This approach requires the Company to forecast its expectation of revenues and cash flows in future periods and to work with an independent specialist on developing assumptions relating to the risk that such cash flows may or may not materialize in future periods.

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

As  described  in Note 8,  the  Company  completed  a  $625,000  interim  bridge
financing   transaction   in  which   convertible   notes  were   deemed  to  be
non-conventional instrument in accordance with SFAS 133 and EITF 05-2.

COMMON STOCK PURCHASE WARRANTS AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. The Company performs classification assessments of its derivative financial instruments at each balance sheet date as required under EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company has determined that its common stock purchase warrants, are equity instruments since they do not provide any cash settlement alternatives outside of the Company's control.

As described in Note 8, the Company has determined that the conversion option embedded in the 2007 Interim Bridge Financing notes is a derivative financial instrument requiring liability classification in accordance with EITF 00-19 since it is exercisable for indeterminate number of shares. The note was amended in May 2007 to establish a minimum conversion price of $.05 per share. Accordingly, the Company intends to reclassify this derivative to stockholders equity in its June 30, 2006 balance sheet assuming all other conditions for equity classification under EITF 00-19 are met at that time.

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 17. Accordingly, the Company recognized in salaries and related expense in the statement of operations, $430,809 and $180,835 for the fair value of stock options expected to vest during the three month periods ended March 31, 2007 and 2006, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three months ended March 31, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management's assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

As  describe  in Note 16,  the  Company  adopted  FASB  Interpretation  No. 48 -
"Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. A discussion of the effect of having adopted FIN 48 is also described in Note 12.

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

The Company has included 40,001 stock options with an exercise price of $0.30 per share that it issued to certain employees during 2002 in its calculation of weighted-average number of common shares outstanding for all periods presented and 10,306 shares to-be-issued under a stock pledge agreement entered into in 2004.

Net loss per common share excludes the following outstanding options, warrants, convertible preferred stock and convertible notes as their effect would be anti-dilutive:

                                                             MARCH 31,
                                                   -----------------------------
                                                      2007               2006
                                                   ----------         ----------

Options ..................................          5,734,519            438,090
Warrants .................................          5,097,590          1,289,909
Series A Preferred Stock .................         12,051,254          1,860,650
Series A-1 Preferred Stock ...............               --           11,140,063
Series B Preferred Stock .................          4,820,417               --
Convertible Notes ........................          1,202,921               --
                                                   ----------         ----------
                                                   28,906,701         14,728,712
                                                   ==========         ==========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157 - "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In  November  2006,  the EITF  reached  a final  consensus  in EITF  Issue  06-6
"Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The consensus applies to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation

Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 applies to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." FSP EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 "Accounting for Contingencies." FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company's financial statements.

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


NOTE 6 - CAPITALIZED SOFTWARE

Capitalized software development costs are as follows:

Beginning of the year ............................     $ 414,560
Capitalized ......................................        41,839
Amortization .....................................       (12,328)
                                                       ---------
  Balance at March 31, 2007 ......................     $ 444,071
                                                       =========


The Company classifies amortization of developed technology as a component of cost of sales. Amortization expense amounted to $12,328 and $37,022 for the three months ended March 31, 2007 and 2006, respectively.

AMORTIZATION OF CAPITALIZED SOFTWARE

The amortization of capitalized software for reporting subsequent to the quarter ended March 31, 2007 is as follows:

                                                                SOFTWARE
                                                              AMORTIZATION
                                                              ------------
   Period of April 2, 2007 through December 31, 2007          $     65,028

               YEARS ENDED DECEMBER 31:
               ------------------------
                         2008                                      105,402
                         2009                                      105,403
                         2010                                       73,733
                         2011                                       66,460
                         2012                                       28,045
                                                              ------------
                                                              $    444,071
                                                              ============


NOTE 7 - AMORTIZABLE INTANGIBLE ASSETS

The components of intangible assets as of March 31, 2007 are set forth in the following table:

                                                                  MARCH 31, 2007
                                                                 --------------
Customer relationships .......................................   $      180,000
Trademarks and tradenames ....................................           55,000
                                                                 --------------
                                                                        235,000
less: accumulated amortization ...............................         (122,397)
                                                                 --------------
     Amortizable intangible assets, net ......................   $      112,603
                                                                 ==============


Intangible amortization expense amounted to $14,687 and $21,312 for the three months ended March 31, 2007 and 2006, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets for reporting subsequent to the quarter ended March 31, 2007 is as follows:

                                                                 INTANGIBLE
                                                                AMORTIZATION
                                                                ------------
   Period of April 2, 2007 through December 31, 2007            $     44,063

                YEARS ENDED DECEMBER 31:
                ------------------------
                         2008                                         58,750
                         2009                                          9,790
                                                                ------------
                                                                $    112,603
                                                                ============


NOTE 8 - SECURED DEMAND NOTES PAYABLE

On February 20, 2007, the Company signed a secured convertible promissory note ("2007 Interim Bridge Financing") with Apex Investment Fund V, LP in exchange for working capital advances made to the Company. The Company received advances of $200,000 on February 20, 2007; $100,000 on March 2, 2007; $160,000 on March
20, 2007; and $165,000 on March 27, 2007 for a total of $625,000 advanced as of March 31, 2007.

The Company signed a Security Agreement granting Apex a security interest and lien in and upon all of Debtors' assets including, without limitation, all of Debtor's right, title and interest in and to all accounts, chattel paper, documents, general intangibles, instruments, goods and money, whether now existing or hereafter created and whether now owned or hereafter acquired, and all proceeds of all of the foregoing.

The 2007 Interim Bridge Financing note is due on demand and bears interest at 9% per annum ("2007 Bridge Note"). The 2007 Bridge Note can be converted at the option of the Holder at any time, into that number of shares of the Company's voting common stock (the "Conversion Shares"), either a) equal to the quotient of the principal and accrued interest being converted, divided by the offering price per share ("Offering Price") associated with any offering of equity securities made by the Company or b) equal to the quotient of the principal and accrued interest being converted, divided by the Fair Market Value of such shares.

In conjunction with the 2007 Interim Bridge Financing, the Company issued common stock purchase warrants to Apex. The Company issued 200,000 common stock purchase warrants with an exercise price of $1.00 per share on February 20, 2007; 100,000 common stock purchase warrants with an exercise price of $1.25 per share on March 2, 2007; 160,000 common stock purchase warrants with an exercise price of $1.14 per share on March 19, 2007; and 168,000 common stock purchase warrants with an exercise price of $0.69 per share on March 27, 2007. The
200,000 warrants issued on February 20, 2007 have a relative fair value of $134,419; the 100,000 warrants issued on March 2, 2007 have a relative fair value of $83,984; the 160,000 warrants issued on March 19, 2007 have a relative fair value of $122,225; and the 165,000 warrants issued on March 27, 2007 have a relative fair value of $76,167. The Company estimated the fair values of these warrants using the Black-Scholes option pricing model with the following assumptions: fair value of common stock from $1.00 to $0.55; risk-free interest rate of 4.92% to 5.05%; expected dividend yield zero percent; expected warrant life of five years; and current volatility of 125%.

In accordance with APB 14, the Company allocated $166,655 of the proceeds to the 2007 Bridge Note and $458,345 of proceeds to the warrants based upon the relative fair values of these instruments. The portion of the proceeds allocated to the warrants was recorded as an increase to additional paid in capital. The difference between the carrying amount of the 2007 Bridge Note and their contractual redemption amount ($458,345) was immediately charged as interest expense in the accompanying statement of operations for the three months ended March 31, 2007 since the notes are payable on demand. Accordingly, the 2007 Bridge Notes are presented in the accompanying balance sheet at their principal amount. Contractual interest expense on the 2007 Bridge Note amounted to $2,903 during the three months ended March 31, 2007.

As described in Note 3, the Company evaluated the conversion options embedded in the 2007 Bridge Notes and determined that since the conversion prices are not fixed, such conversion options should be bifurcated from the notes and accounted for as free standing derivatives in accordance with SFAS 133. The derivatives have been classified as liability instruments in the accompanying balance sheet. Apex has agreed that (i) in the event the holders of other derivative securities elect to convert or exercise, Apex will permit the conversion or exercise of such derivative securities prior to the conversion of the 2007 Bridge Notes and
(ii) in the event that the Company does not have a sufficient number of authorized but unissued and unreserved share of common stock to permit the conversion of all of the 2007 Bridge Notes, Apex will convert only such portion of the 2007 Bridge Note that will result in the issuance of the available authorized but unissued and unreserved shares of common stock, provided, however, that the Company will take all reasonable steps to increase the authorized but unissued and unreserved shares of common stock to permit the conversion of the remaining portion of the 2007 Bridge Notes as soon as practicable thereafter. The aggregate fair value of the derivative conversion options, at their respective dates of issuance amounted to $294,586. The Company estimated the fair values of these options using the Black-Scholes option pricing model with the following assumptions: fair value of common stock from $0.55 to $1.00; risk-free interest rate of from 4.90% to 5.04% expected dividend yield zero percent, expected term of 0.9 to 1.0 year.; and current volatility of 125%.

The aggregate fair value of the derivative conversion option at March 31, 2007 amounts to $285,874. The Company recognized a gain of $8,712 at March 31, 2007 on the valuation of this derivative conversion option. The Company estimated the fair values of these warrants using the Black-Scholes option pricing model with the following assumptions: fair value of common stock from $0.55; risk-free interest rate of 4.90%; expected dividend yield zero percent, expected term of
0.89 years. The change in fair value of the conversion option, which amounts to $8,712, is presented as a change in fair value of conversion option in the accompanying statement of operations for the three months ended March 31, 2007.

Subsequent to March 31, 2007, Apex agreed to establish a minimum conversion price of $0.05 per share to be utilized in the calculation of the Conversion Shares. This conversion floor explicitly limits the number of shares issuable upon conversion of the notes to a maximum of 12,500,000 shares for which the Company has sufficient authorized but unissued and unreserved capital available to net share settle the derivative.


NOTE 9 -DEMAND NOTES PAYABLE

The demand note at March 31, 2007, which amounts to $312,557, is payable to Lok Technology and is secured by Entelagent's accounts receivable, which approximate $55,000 and $51,000 at March 31, 2007 and 2006, respectively. The note bears interest at 15% per annum. Interest on this demand note amounted to $11,721 and $11,721 for the three months ended March 31, 2007 and 2006, respectively. As described in Note 14, on May 4, 2006, the Company became aware of a complaint that Lok Technologies, Inc. had filed in the Superior Court of California, County of Santa Clara on or about March 30, 2006 against the Company, Entelagent Software Corp. and unnamed defendants.


NOTE 10 - BRIDGE NOTES PAYABLE

The Company completed three bridge note financing transactions in 2005 - the Bridge I Notes were completed for $3,500,000; the Bridge II Notes were completed for $2,543,000; and the Bridge III Notes were completed for $5,234,000.

During 2006, $3,180,025 of the Bridge I Notes were surrendered as payment for 3,975,031 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 15). As of March 31, 2007, $319,975 of Bridge I Notes remain outstanding. Contractual interest expense on the Bridge I Notes amounted to $9,467 and $103,562 for the three months ended March 31, 2007 and 2006, respectively, and is included as a component of interest expense in the accompanying statement of operations.

During 2006, $2,343,000 of the Bridge II Notes were surrendered as payment for 2,928,750 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 15). As of March 31, 2007, $200,000 of the Bridge II Notes remain outstanding. Contractual interest expense on the Bridge II Notes amounted to $5,918 and $75,245 for the three months ended March 31, 2007 and 2006, respectively and is included as a component of interest expense in the accompanying statement of operations.

During 2006, all of the Bridge III Notes were surrendered as payment for 6,542,500 shares of Series A-1 Preferred stock as part of the creditor and claimant liabilities restructuring (Note 15). Contractual interest expense on the Bridge III Notes amounted to $0 and $153,036 for the three months ended March 31, 2007 and 2006, respectively, and is included as a component of interest expense in the accompanying statement of operations.


NOTE 11 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE (TO CREDITORS OF ACQUIRED BUSINESS)

The notes issued to creditors of Entelagent (in connection with the acquisition of Entelagent Software Corp.) include $554,202 that is payable to related parties for settlements of accrued payroll, notes payable and other payables that remain outstanding at March 31, 2007. The original amount of these notes amounted to $2,602,913. Aggregate interest expense on these notes amounted to $16,000 and $52,058 for the three months ended March 31, 2007 and 2006, respectively.

During 2006, $1,795,930 of the notes payable to creditors of acquired business were surrendered as payment for Series A-1 Preferred stock under the creditor and claimant liabilities restructuring (Note 15). As of March 31, 2007, $799,982 of the notes payable remain outstanding.

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                  MARCH 31, 2007
                                                                  --------------
Payroll and payroll related expenses ..........................   $      659,797
Accrued interest ..............................................          670,280
Reserve for preacquisition tax contingencies ..................          336,828
Other current liabilities .....................................          242,942
Expense reimbursement payable .................................            8,958
                                                                  --------------
                                                                  $    1,918,805
                                                                  ==============


NOTE 13 - DEFERRED REVENUE

Deferred revenue at March 31, 2007 includes (1) $42,177 for the fair value of remaining service obligations on maintenance and support contracts and (2) $212,387 for contracts on which the revenue recognition is deferred until contract deliverables have been completed.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On January 5, 2006, Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP, filed an Adversary Complaint for Recovery of Assets of the Estate in the United States Bankruptcy Court Northern District of Ohio Eastern Division, against the Company as successor in merger to Entelagent. Mr. Gertz seeks $32,278 plus interest accruing at the statutory rate since July 15, 2003 for services rendered by Arter & Hadden, LLP to Entelagent. On September 11, 2006, the Company entered into a settlement and release agreement with Mark P. Gertz, Trustee in bankruptcy for Arter & Hadden, LLP which called for the payment of $32,500 in 13 installments of $2,500.

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


NOTE 15 - CREDITOR AND CLAIMANT LIABILITIES RESTRUCTURING

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

The following table provides a summary as of March 31, 2006 of all claims settled by category with the (gain) loss recognized on the settlement:

                                             SERIES A-1       CLAIM      FAIR VALUE
          SETTLEMENT CATEGORY               STOCK ISSUED      AMOUNT      OF STOCK     GAIN/(LOSS)
------------------------------------------   -----------   -----------   -----------   -----------
General Creditors ........................    20,358,589   $16,476,818   $12,201,308   $ 4,275,510
Stockholders under Accommodation Agreement     3,000,000     2,400,000     2,400,000          --
Mr. Allin and the Allin Dynastic Trust ...     2,500,000     1,317,089     1,500,000      (182,911)
Other Claimants ..........................     7,381,489     1,243,282     4,428,894   $(3,185,612)
                                             -----------   -----------   -----------   -----------
                                              33,240,078   $21,437,189   $20,530,202   $   906,987
                                             -----------   -----------   -----------   -----------

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

The Company accounted for the extinguishment of liabilities payable to general creditors in accordance with SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings," due to the fact that the holders of these notes granted to Company concessions intended to alleviate its immediate liquidity constraints. These concessions that the creditors granted to the Company enabled it to (a) effectuate their settlement through an exchange of equity instead of a use of cash and (b) consummate a private placement of equity securities (Note
16) that resulted in an infusion of cash that was needed to sustain operations.

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


NOTE 16 - INCOME TAXES

As described in Note 5, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company's policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has filed federal and various state income tax returns for the period ended December 31, 2002, and for the years ended December 31, 2003, 2004 and 2005 (for which the 2005 return was consolidated with the returns of acquired businesses) during 2006. These income tax returns and returns of acquired businesses filed prior to 2006 have not been examined by the applicable Federal and State tax authorities. The Company's tax returns and certain of the returns of the acquired business were not filed timely. Accordingly, statutes of limitation with respect to certain of these returns commenced during 2006. The Company has not yet filed its income tax returns for the year ended December 31, 2006.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provision of FIN 48. At December 31, 2006, the Company had approximately $30 million of net deferred tax assets, of which $11.8 million relates to the tax effects of net operating losses.

The Company's net operating losses amounted to approximately $31 million as of December 31, 2006 and expire at various times through the year ended December 31, 2026. The Company's determination of the amount of its net operating losses includes approximately $11 million associated with business acquired during 2005. In addition, the Company estimated that a substantial majority of the remaining $20 million of NOL's are subject to limitations due to the change in ownership provisions under Section 382 of the Internal Revenue Code. After giving effect to such changes, the Company estimates that its net operating losses available to offset future taxable income, if any, amount to approximately $13 million. Accordingly, the Company reduced the carrying amount of its net deferred tax asset and related reserve by approximately $6.7 million for the tax effects having reduced net operating losses by approximately $18 million.

The utilization of the remaining net operating losses may be subject to substantial limitations in future periods due to the change in ownership provisions under Section 382 of the Internal Revenue Code and separate return loss year limitations under Section 1502 of the Internal Revenue Code and similar state provisions. The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the benefits of these deferred tax assets will not be realized in future periods.


NOTE 17 - PREFERRED STOCK

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

A description of each class of the Company's authorized capital stock following the most recent amendment to its Certificate of Incorporation is as follows:

SERIES A PREFERRED STOCK

The Series A Preferred Stock has a stated value of $5,000 per share and carries a dividend of 10% per annum with such dividend accruing on a cumulative basis. The dividend is payable only (i) at such time as declared payable by the Board of Directors of the Company or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). Accumulated but unpaid dividends on the Series A Preferred, which have not been declared by the board of directors, amount to $487,333 of which $118,962 is presented in the accompanying statement of operations as an increase in the net loss available to common stockholders.

The Series A Preferred is convertible, at the option of the holder, into shares of the Company's common stock ("Conversion Shares") at an initial conversion price ("Initial Conversion Price") of $2.40 per share based on the stated value of the Series A Preferred, subject to adjustment for stock splits, dividends, recapitalizations, reclassifications, payments made to Common Stock holders and other similar events and for issuances of additional securities at prices more favorable than the conversion price at the date of such issuance. As described below, the conversion price was reduced to $0.90 per share on November 16, 2006 when the Company's issued Series B Preferred Stock convertible at $0.90 per share with warrants exercisable at $1.03 per share, and to $0.40 per share on January 24, 2007 when the Company issued employee stock options exercisable at $0.40 per share.

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

SERIES B PREFERRED STOCK

We have designated 2,000 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $5,000 per share, has no maturity date, carries a dividend of 10% per annum, with such dividend accruing on a cumulative basis and is payable only (i) at such time as declared payable by the board of directors or (ii) in the event of liquidation, as part of the liquidation preference amount ("Liquidation Preference Amount"). The Liquidation Preference Amount is equal to 125% of the sum of: (i) the stated value of any then unconverted shares of Series B Preferred Stock and (ii) any accrued and unpaid dividends thereon. An event of liquidation means any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as well as any change of control of the Company which includes the sale by the Company of either (x) substantially all its assets or (y) the portion of its assets which comprises its core business technology, products or services. The Series B Preferred Stock is junior to the Series A Preferred Stock with respect to liquidation and dividend rights. Accumulated and unpaid dividends on the Series B Preferred, which have not been declared by the board of directors, amount to $174,912 of which $97,363 is presented in the accompanying statement of operations as an increase in the net loss available to common stockholders.

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

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCKS

PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Beginning on March 27, 2006 and completed on April 2, 2006, the Company consummated the Series A Preferred Financing with the closing of funds totaling $4,820,501, resulting in the issuance of 964 shares of Series A Preferred Stock and 669,539 common stock purchase warrants to the purchasers of the Series A Preferred Stock ("Investor Warrants"). The Company also issued common stock purchase warrants to Laidlaw as placement agent in this financing ("Agent Warrants") exercisable for 198,375 shares of common stock. The Investor Warrants and the Agent Warrants have a term of 5 years and an exercise price of $1.46 per share.


Pursuant to the Certificate of Designation for the Series A Preferred Stock, in the event that additional shares of common stock are issued or deemed to be issued at an effective price that is lower than the conversion price of the Series A Preferred Stock, the conversion price for the Series A Preferred Stock shall be reduced to the effective price of such issuance. On November 16, 2006, the Series B Preferred Financing was completed at a conversion price of $0.82 per share as compared to the $2.40 per share conversion price for the Series A Preferred Stock. Pursuant to the terms of the Certificate of Designation for the Series A Preferred Stock the conversion price of the Series A Preferred Stock was adjusted to $0.90 per share. This change resulted in an additional 3,347,571 shares of Common Stock being reserved for issuance upon the conversion of the Series A Preferred Stock. The Company recorded $3,795,059 of deemed dividends which is equal to the full amount of proceeds allocable to the preferred shares based on computations made to determine the relative fair values of the preferred shares and warrants and the effective conversion price of the shares in accordance with EITF 00-27.

On January 24, 2007, the Company issued 5,270,553 stock options under the Patron Systems Inc. 2006 Stock Incentive Plan. These options have an exercise price of $0.40 per share. This issuance has resulted in the adjustment of the Series A Preferred conversion price to $0.40 per share and has resulted in an additional 6,695,116 shares of Common Stock being reserved for issuance upon the conversion of the Series A Preferred Stock. The Company was not required to record an additional deemed dividend since the deemed dividend recorded in November 2006 was equal to the proceeds allocable to the preferred shares at their original dates of issuance. As of March 31, 2007, the 964 shares of Series A Preferred Stock outstanding are convertible, as described above, into 12,051,254 shares of Common Stock.

PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK AND WARRANTS

On October 13, 2006 and November 16, 2006, the Company consummated two closings of the Series B Preferred Financing through the sale of Units, at a per Unit price of $100,000, consisting of (i) 20 shares of Series B Preferred Stock and
(ii) Series B Investor Warrants to purchase shares of Common Stock in an amount equal to 50% of the shares issuable upon conversion of the Series B Preferred Stock, in the aggregate amount of $3,952,716. The closings of the Series B Preferred Financing resulted in the issuance of 790.54 shares of Series B Preferred Stock with a conversion price of $0.82 and Series B Investor Warrants to purchase 2,410,222 shares of Common Stock at an exercise price of $1.03 per share. The Series B Investor Warrants have a term of 5 years.

 In connection with the Series B Preferred Financing, the Company retained Laidlaw as its non-exclusive placement agent ("Series B Preferred Placement Agent"). The Company paid Laidlaw a fee of $352,569 and issued to Laidlaw common stock purchase warrants, the Series B Agent Warrants, to purchase 723,065 shares of Common Stock for its services as the Series B Preferred Placement Agent and paid $32,750 of Laidlaw's legal expenses associated with the Series B Preferred Financing. The Series B Agent Warrants have a term of 5 years.

The Company is obligated to register the shares of Common Stock issuable upon exercise of the Series B Investor Warrants and the Series B Agent Warrants and conversion of the Series B Preferred Stock within 90 days after the completion of the Series B Preferred Financing.

As of November 16, 2006, the 790.54 shares of Series B Preferred are convertible into 4,820,417 shares of Common Stock.

NOTE 18 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

On February 20, 2007, the Company issued common stock purchase warrants for 200,000 shares at an exercise price of $1.00 per share to Apex in connection with the 2007 Interim Bridge Financing. The aggregate fair value of these warrants amounted to $134,419 (Note 8).

On March 2, 2007, the Company issued common stock purchase warrants for 100,000 shares at an exercise price of $1.25 per share to Apex in connection with the 2007 Interim Bridge Financing. The aggregate fair value of these warrants amounted to $83,984 (Note 8).

On March 19, 2007, the Company issued common stock purchase warrants for 160,000 shares at an exercise price of $1.14 per share to Apex in connection with the 2007 Interim Bridge Financing. The aggregate fair value of these warrants amounted to $122,225 (Note 8).

On March 27, 2007, the Company issued common stock purchase warrants for 165,000 shares at an exercise price of $0.69 per share to Apex in connection with the 2007 Interim Bridge Financing. The aggregate fair value of these warrants amounted to $76,167 (Note 8).

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

During the three months ended March 31, 2007, the Company issued stock options to employees to purchase 5,270,553 shares. These options include a grant to purchase 2,047,121 shares at an exercise price of $0.40 per share, with a fair value of $663,267, to the Chief Executive Officer of the Company, Mr. Braden Waverley, to conform to his employment agreement requirements. Additionally, the Company granted options to purchase 731,114 shares at an exercise price of $0.40 per share, with a fair value of $236,881, to Mr. Martin T. Johnson, the Company's Chief Financial Officer, to conform with his employment agreement with the Company. The Company granted options to purchase 757,318 shares at an exercise price of $.40 per share, with a fair value of $245,371 to Robert Cross, Chairman of the Board. The Company granted options to purchase 50,000 shares at an exercise price of $.40 per share with a fair value of $16,200 to George Middlemas, a director of the Company. The Company also granted options to 26 employees for a total of 1,685,000 shares at an exercise price of $0.40 per share with a fair value of $545,940. Assumptions relating to the estimated fair value of these warrants are as follows: fair value of common stock $0.40; risk-free interest rate of 5.0%; expected dividend yield zero percent; expected warrant life of four years; and current volatility of 125%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2004 have been insignificant. However, the Company's operations and the nature of its business changed substantially.

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

A summary of option activity for the three months ended March 31, 2007 is as follows:

                                                                    WEIGHTED-
                                                     WEIGHTED-       AVERAGE
                                                      AVERAGE       REMAINING
                                                      EXERCISE     CONTRACTUAL
             OPTIONS                   SHARES          PRICE          TERM
---------------------------------- ---------------- ------------- --------------
Outstanding at January 1, 2007            532,636       $16.34       6.5 years
---------------------------------- ---------------- ------------- --------------
Granted                                 5,270,553       $ 0.40
---------------------------------- ---------------- ------------- --------------
Exercised                                    --            --
---------------------------------- ---------------- ------------- --------------
Forfeited or expired                      (28,669)      $ 9.48
---------------------------------- ---------------- ------------- --------------
Outstanding at March 31, 2007           5,774,520       $ 1.83       9.5 years
---------------------------------- ---------------- ------------- --------------
Exercisable at March 31, 2007           1,546,692       $ 5.47       8.8 years
---------------------------------- ---------------- ------------- --------------

At March 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable, based on the March 30, 2007 closing price of the Company common stock ($0.55 per share) amounted to $800,583 and $222,274, respectively. In addition the table includes 206,670 fully vested and non-forfeitable stock options outstanding that it issued to non-employees through March 31, 2007. As of March 31, 2007, these options have a weighted average exercise price of $13.77, weighted average remaining contractual term of 5.1 years and an aggregate intrinsic value of $0. The fair value of the unvested portion of stock options at March 31, 2007 is $1,677,013 with a weighted-average remaining vesting period of 3.6 years.

The weighted-average grant-date fair value of the 5,270,553 stock options granted during the three month period ended March 31, 2007 amounted to $1,707,659 or $0.32 per share. There have also not been any exercises of stock options to date. The total fair value of options vested during the three months ended March 31, 2007 amounted to $430,303. Additionally, the Company did not capitalize the cost associated with stock based compensation.

Aggregate stock based compensation to employees and non employees amounted to $430,809 for the three months ended March 31, 2007.


NOTE 19 - DISCONTINUED OPERATIONS

LucidLine, Inc. ("LucidLine") was a provider of bundled and branded high speed Internet access and synchronized remote data back-up, retrieval, and restoration services. The acquisition of LucidLine was intended to supply the expertise to establish the homeland security architecture, the risk and vulnerability assessment evaluation services and the development and operation of the homeland security data center solutions necessary to implement our former business plan to offer model homeland security architecture with state-of-the-art prevention, response and information management capabilities. The Company was unable to find any parties interested in its homeland security data center solutions, its risk and vulnerability assessment services and its homeland security architecture business. The Company decided in the first quarter of 2006 to sell the LucidLine business.

On April 18, 2006, the Company entered into a Stock Purchase Agreement with Walnut Valley, Inc., pursuant to which the Company sold all of the outstanding shares of LucidLine to Walnut Valley, Inc. in consideration for a cash payment of $25,000 and the issuance of a Promissory Note in the principal amount of $25,000 by Walnut Valley in favor of the Company.

                                                                JANUARY 1, 2006
                                                                     THROUGH
                                                                 MARCH 31, 2006
                                                                ---------------

Revenue ....................................................    $        99,167
Cost of Sales ..............................................             91,601
                                                                ---------------
   Gross Profit ............................................              7,566
Operating expenses .........................................            111,992
                                                                ---------------
   Loss from operations ....................................           (104,426)

Other expense ..............................................               (538)
                                                                ---------------
   Loss before income taxes ................................           (104,964)
Income taxes ...............................................               --
                                                                ---------------
   Net loss ................................................    $      (104,964)
                                                                ===============


During December 2006, the Company made an affirmative decision to exit and actively pursue a plan to sell its PolicyBridge software product business. As a result of this decision, the Company has classified its PolicyBridge software product business as a discontinued operation in its financial statements as of March 31, 2007 and 2006 in accordance with SFAS 144. While management continues to search for a buyer of this business, the Company will continue to provide services under the existing maintenance and support agreements to its PolicyBridge customers.

                                                       THREE MONTHS ENDED
                                                MARCH 31, 2007   MARCH 31, 2006
                                                --------------   --------------
Revenue .....................................   $       61,751   $       81,860
Cost of Sales ...............................             --             34,147
                                                --------------   --------------
   Gross Profit .............................           61,751           47,713
Operating expenses ..........................           57,210          330,292
                                                --------------   --------------
 Gain (loss) from operations ................            4,541         (282,579)

Other income/(expense)
                                                --------------   --------------
   Income (loss) before income taxes ........            4,541         (282,579)
Income taxes ................................             --               --
                                                --------------   --------------
   Net income (loss) ........................   $        4,541   $     (282,579)
                                                ==============   ==============


NOTE 20 - SUBSEQUENT EVENTS

ENGAGEMENT OF FIRST ANALYSIS SECURITIES CORPORATION

On April 18, 2007, the Company announced that it has entered into an agreement with First Analysis Securities Corporation ("FASC"), a research-driven investment bank, to provide strategic counsel on identifying acquisition targets and support for future capital raising activities. FASC shall be paid a $20,000 per month fee. In the event that FASC facilitates i) an equity, debt or other capital investment in the Company by a third party; facilitates an alliance, partnership, joint venture or other related event with a third party; or ii) a merger, combination, reorganization, recapitalization, business combination, or the purchase of all or substantially all of the assets of the Company by a third party, then a cash transaction fee shall be paid equal to 6% of the transaction value as defined in the agreement or $300,000 whichever is greater upon the closing of a transaction. FASC shall be paid an Alliance Fee if FASC facilitates an alliance, partnership, joint venture or other related event which generates at least $2 million in additional revenues for the Company, warrants with a value of $300,000 shall be issued to FASC.

MODIFICATION OF THE CERTIFICATE OF DESIGNATION OF THE SERIES A PREFERRED STOCK AND THE SERIES B PREFERRED STOCK

On April 12, 2007, the Board of Directors approved the amendment of each of the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock of Patron Systems, Inc. (the "Series A Certificate of Designation"), and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Patron Systems, Inc. (the "Series B Certificate of Designation" and together with the Series A Certificate of Designation, the "Certificates of Designation"), to remove the limitation on the Company's ability to issue funded debt over $1,000,000. On May 1,

2007, the Board of Directors approved the amendment of the Series A Certificate of Designation to increase the limitation on the Company's ability to issue funded debt to a limit of $3,000,000 from the current limit of $1,000,000.

MODIFICATION OF THE CERTIFICATE OF DESIGNATION OF THE SERIES B PREFERRED STOCK

On May 2, 2007, the Company filed with the Secretary of State of Delaware a Certificate of Amendment of the Series B Certificate of Designation. On May 8, 2007 the Company filed a Certificate of Correction with the Secretary of State of Delaware to correct an error in the previously filed Certificate of Amendment of the Series B Certificate of Designation. The Amended Series B Certificate of Designation removes the limitation on the Company's ability to issue funded debt over $1,000,000.

ADDITIONAL ADVANCES UNDER THE 2007 INTERIM BRIDGE FINANCING

On April 4, 2007, April 19, 2007 and May 7, 2007 the Company was advanced $168,000, $99,000, and $150,000 respectively, from Apex under the 2007 Interim Bridge Financing (Note 8). In conjunction with the April 4, 2007 advance, the Company issued to Apex 168,000 common stock purchase warrants at an exercise price of $0.69 per share. In conjunction with the April 19, 2007 advance, the Company issued to Apex 99,000 common stock purchase warrants at an exercise price of $0.94 per share. In conjunction with the May 7, 2007 advance, the Company issued to Apex 150,000 common stock purchase warrants at an exercise price of $1.25 per share. These warrants have a term of 5 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


                              PATRON SYSTEMS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2007

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB, including the financial statements, and the related notes thereto, for the year ended December 31, 2006 of Patron Systems, Inc. (collectively referred to as "Patron," the "Company," "we," "us," or "our"). Except for historical information contained herein, the matters discussed below are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such
statements involve risks and uncertainties, including, but not limited to, economic, governmental, political, competitive and technological factors affecting our operations, markets, products, prices and other factors discussed elsewhere in this report and other reports filed by us with the Securities and Exchange Commission ("SEC"). These factors may cause results to differ materially from the statements made in this report or otherwise made by or on our behalf.

OVERVIEW

From our inception through December 31, 2004, we were principally engaged in developing our business plan, raising capital, identifying merger and acquisition candidates and negotiating merger and acquisition transactions that we closed during the first quarter of 2005.In 2005, we consummated the acquisitions of Complete Security Solutions, Inc. ("CSSI") and LucidLine, Inc. ("LucidLine") and Entelagent Software Corp. ("Entelagent"). In April 2006, LucidLine was sold and is classified as a discontinued operation for 2006. In December 2006, management decided to exit the PolicyBridge business which was acquired in the Entelagent acquisition and these assets and liabilities are held for sale at March 31, 2007.

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

GOODWILL AND INTANGIBLE ASSETS

We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. In accordance with SFAS 142, we conducted our annual impairment review of goodwill for the year ended December 31, 2006, which resulted in a goodwill impairment charge of $210,716. This 2006 charge, which principally represents goodwill remaining from the PolicyBridge business we acquired from Entelagent is classified in discontinued operations as a result of our decision to exit that business. The remaining amount of goodwill, which amounts to $9,300,000 at March 31, 2007, relates to our acquisition of CSSI in February 2005 from which we acquired the FormStream software technology, our sole line of business. We engaged an outside specialist to assist us with performing our annual goodwill impairment tests. These tests were made using a discounted cash flow model to value the business. This approach requires us to forecast our expectation of revenues and cash flows in future periods and to work with an independent specialist on developing assumptions relating to the risk that such cash flows may or may not materialize in future periods.

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



                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

For the three months ended March 31, 2007, our revenues amounted to $171,218 compared to $179,925 for the three months ended March 31, 2006.

Cost of Sales for the three months ended March 31, 2007 amounted to $64,635 compared to $57,419 for the three months ended March 31, 2006. Cost of sales during the three months ended March 31, 2007 and March 31, 2006 includes $27,015 and $27,522, respectively, associated with the amortization of developed technology.

Operating expenses amounted to $1,774,031 for the three months ended March 31, 2007 as compared to $754,385 for the three months ended March 31, 2006, an increase of $1,019,646. The increase in operating expenses includes an increase of approximately $250,000 for employee stock option compensation expense, an increase of approximately $401,000 associated with increased staffing in the Company's engineering, support and professional services functions and a increase of approximately $907,000 associated with the 2006 gain associated with the settlements under the creditor and claimant liabilities restructuring program. These increases were offset by approximately $83,000 for reduced salaries associated with a reduction in the number of employees, primarily in general and administrative functions, an approximately $3,000 reduction in expense associated with stock based penalties under financing arrangements and an approximately $453,000 reduction in legal and professional fees.

Our loss from continuing operations for the three months ended March 31, 2007 amounted to $2,162,583 compared to a loss of $1,604,281 for the same period in 2006. Our loss increased as a result of the increased operating expenses and the non-recurrence of settlement gains.

Interest expense during the three months ended March 31, 2007 amounted to $505,925 as compared to $972,464 for the three months ended March 31, 2006. The reduction is principally related to the issuance, in the three months ended March 31, 2006, of the Bridge III Notes and the associated amortization of deferred financing costs and the accretion of debt discounts incurred with that financing being incurred in the three months ended March 31, 2007 at a reduced total expense associated with the 2007 Interim Bridge Financing. Additionally, the interest expense associated with the outstanding Acquisition Notes and the Bridge I, Bridge II and Bridge III Notes in the three months ended March 31, 2006 was reduced with the exchange of a substantial portion of these notes for Series A-1 Preferred Stock. Non-cash interest relating to the amortization of deferred financing costs, valuation of a derivative conversion option and the accretion of debt discounts during the three months ended March 31, 2007 amounted to $458,345 compared to $303,038 in the same period in 2006. Amortization of deferred finance charges which have been classified as interest expense was $0 in the three months ended March 31, 2007 compared to $282,129 in the same period in 2006. Accretion of debt discounts during the three months ended March 31, 2007 were $163,759 compared to $20,909 in the same period in 2006. The change in the fair value of the derivative conversion option, presented in the statement of operations for the three months ended March 31, 2007 amounted to $8,712. The Company did not have any free standing derivatives requiring liability classification and periodic adjustment to market value outstanding during the three months ended March 31, 2006. Interest income, was $2,120 and $0 in the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the Company's contractual dividends on its Series A Preferred and Series B Preferred was $216,325.

For the three months ended March 31, 2007, the net loss available to common stockholders was $2,374,367 or $(0.16) per share on 14,512,260 weighted average common shares outstanding compared to a net loss available to common stockholders of $1,991,824 or $(0.96) per share on 2,083,954 weighted average common shares outstanding for the three months ended March 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss from continuing operations of $2,162,583 for the three months ended March 31, 2007, which includes $931,510 of non-cash charges including non-cash charges associated with the accretion related to warrants issued in conjunction with notes payable ($458,345), depreciation and amortization ($51,026), a charge for stock option based compensation ($430,809) and a gain on the derivative conversion liability valuation of $8,712. Including the amounts above, we used net cash in our operating activities of $944,686 during the three months ended March 31, 2007. Our working capital deficiency at March 31, 2007 amounts to $4,386,561and we are continuing to experience shortages in working capital. We cannot provide any assurance that the outcome of these matters will not have a material adverse affect on our ability to sustain the business. These matters raise substantial doubt about our ability to continue as a going concern.

We expect to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of technological products and developing a presence in new markets. The Company raised $625,000 of bridge financing through issuance of secured demand notes during the three months ended March 31, 2007 The Company used $510,031 of these proceeds to fund its operations and a net of $114,969 in investing activities.

We are currently in the process of attempting to raise additional capital and have taken certain steps to conserve our liquidity. Subsequent to March 31, 2007, the Company has been advanced an additional $417,000 under the 2007 Interim Bridge Financing. Although we believe that we have access to capital resources, we have not secured any commitments for additional financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital and/or successfully execute our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


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

RISKS RELATED TO OUR COMMON STOCK

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2007, our cash balance was $120,004 and we had a working capital deficit of $4,386,561. This raises substantial doubt about our ability to continue as a going concern. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including our financial performance and the overall conditions in our industry. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to our operations and financial condition. These measures could have a material adverse affect on our ability to continue as a going concern.

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

We have generated limited revenues and have relied on financing generated from our capital raising activities to fund the implementation of our business plan. We have incurred operating and net losses and negative cash flows from operations since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $98.6 million. We may continue to incur operating and net losses, due in part to implementing our acquisitions strategy, engaging in financing activities and expansion of our personnel and our business development capabilities. We will continue to seek financing for the acquisition of other acquisition targets that we may identify in the future. We continue to believe that we will secure financing in the near future, but there can be no assurance of our success. If we are unable to obtain the necessary funding, it will materially adversely affect our ability to execute our business plan and to continue our operations.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our existing or future stockholders sell, or are perceived to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of May 4, 2007, there were 14,512,260 shares of common stock outstanding, of which 1,365,601 shares were beneficially held by directors, executive officers and other affiliates, the sale of which are subject to volume limitations under Rule 144, various vesting agreements and our quarterly and other "blackout" periods. Furthermore, shares subject to outstanding options and warrants and shares reserved for future issuance under our stock option plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up arrangements and Rule 144 under the Securities Act.

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

WE HAVE EXPERIENCED ISSUES WITH OUR FINANCIAL SYSTEMS, CONTROLS AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to sell our intended product offerings and implement our business plan successfully in a volatile and growing market requires effective management and financial systems and a system of financial processes and controls. Through the quarter ended March 31, 2007, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Exchange Act Rules 13a-15 or 15d-15 and identified material weaknesses in our internal controls. These material weaknesses related to the fact that that our overall financial reporting structure and current staffing levels were not sufficient to support the complexity of our financial reporting requirements. We currently lack the expertise we need to apply complex accounting principles relating to our business combinations and equity transactions and have experienced difficulty in applying income tax accounting principles. Although we have taken steps to correct these previous deficiencies, including the hiring of a Chief Financial Officer, and are currently in compliance with the SEC's reporting requirements, additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness. In addition, we have limited capital resources and are still at risk for the loss of key personnel in our finance department. The loss of key personnel in our finance department, or any other conditions that could disrupt our operations in this area, could have a material adverse affect on our ability to communicate critical information to management and our investors, raise capital and/or maintain compliance with our SEC reporting obligations. These circumstances, if they arise, could have a material adverse affect on our business.

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


ITEM 3. CONTROLS AND PROCEDURES

Members of Company management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13(a)-15 or 15(d)-15 for the three months ended March 31, 2007, the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007 the Company's disclosure controls and procedures were not effective.

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

Although we believe that we have made various improvements in our financial reporting processes additional time is still required to test and document our internal and disclosure control processes to ensure their operating effectiveness. As a result, our internal controls have not reduced to a reasonably low level, the risk of material misstatement to our financial statements.

On March 6, 2007, our board of directors determined that certain amounts reported in its unaudited condensed interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, and for the six months ended June 30, 2006 and nine months ended September 30, 2006 needed to be restated as described below.

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

On May 18, 2007, our board of directors determined that certain amounts reported in our December 31, 2006 financial statements included in form 10KSB needed to be restated as described below.

The specific error that came to management's attention relates to our accounting for a deemed dividend that was recognized upon a reduction in the conversion price of our Series A Preferred Stock that occurred on November 16, 2006. The reduction in the conversion price occurred upon our issuance of additional convertible securities featuring a conversion price lower than the conversion price embedded in the Series A Preferred. In calculating the deemed dividend, we originally determined that the net loss available to our common stockholders should be increased by $589,175, We reevaluated this computation during the quarter ended March 31, 2007 and determined that the net loss available to our common stockholders should have be increased by $3,759,059. The nature of the adjustment relates to our having used an incorrect price for the value of our common stock when we computed the intrinsic value of the conversion feature embedded in our Series A Preferred stock at the time of the reduction in the conversion price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities have been sold by us during the period from January 1, 2007 to March 31, 2007:

                  TITLE AND AMOUNT OF SECURITIES       NAME OF          NAME OR CLASS OF
DATE OF GRANT       GRANTED/EXERCISE PRICE IF         PRINCIPAL       PERSONS WHO RECEIVED    CONSIDERATION
                            APPLICABLE               UNDERWRITER           SECURITIES           RECEIVED
-------------     ------------------------------     -----------     ----------------------   -------------
February 2007      200,000/Common Stock Purchase         None        Apex Investment Fund V,    $0.00(1)
                             Warrants                                          L.P.
 March 2007        100,000/Common Stock Purchase         None        Apex Investment Fund V,    $0.00(2)
                             Warrants                                          L.P.
 March 2007        160,000/Common Stock Purchase         None        Apex Investment Fund V,    $0.00(3)
                             Warrants                                          L.P.
 March 2007        165,000/Common Stock Purchase         None        Apex Investment Fund V,    $0.00(4)
                                Warrants                                       L.P.

The above unregistered securities were issued pursuant to an exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act as such securities were issued to accredited investors and were not issued pursuant to any general solicitation or advertisement.


ITEM 6. EXHIBITS

See attached Exhibit Index.


--------

(1) On February 20, 2007, we issued warrants to purchase up to 200,000 shares of our common stock to Apex Investment Fund V, L.P. in conjunction with the 2007 Interim Bridge Financing transaction. The warrants have a term of 5 years and an exercise price of $1.00 per share. The aggregate fair value of these warrants amounted to $134,419.

(2) On March 2, 2007, we issued warrants to purchase up to 100,000 shares of our common stock to Apex Investment Fund V, L.P. in conjunction with the 2007 Interim Bridge Financing transaction. The warrants have a term of 5 years and an exercise price of $1.25 per share. The aggregate fair value of these warrants amounted to $83,984.

(3) On March 19, 2007, we issued warrants to purchase up to 160,000 shares of our common stock to Apex Investment Fund V, L.P. in conjunction with the 2007 Interim Bridge Financing transaction. The warrants have a term of 5 years and an exercise price of $1.14 per share. The aggregate fair value of these warrants amounted to $122,225.

(4) On March 27, 2007, we issued warrants to purchase up to 165,000 shares of our common stock to Apex Investment Fund V, L.P. in conjunction with the 2007 Interim Bridge Financing transaction. The warrants have a term of 5 years and an exercise price of $0.69 per share. The aggregate fair value of these warrants amounted to $76,167.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------  -----------------------------------------------------------------------

10.1 First Amendment to Executive Employment Agreement dated Februaryf17,12006, entered into on January 24, 2007, between Patron Systems, Inc. and Braden Waverley. Incorporated by reference to Exhibit
         10.40 to the Annual Report on Form 10-KSB filed on April 10, 2007.*

10.2 First Amendment to Executive Employment Agreement dated February 17, 2006, entered into on January 24, 2007, between Patron Systems, Inc. and Martin T. Johnson. Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-KSB filed on April 10, 2007.*

10.3 Secured Convertible Promissory note dated February 20, 2007, issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P. Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-KSB filed on April 10, 2007.

10.4 Security Agreement dated February 20, 2007, between Patron Systems, Inc. and Apex Investment Fund V, L.P. Incorporated by reference to
         Exhibit 10.43 to the Annual Report on Form 10-KSB filed on April 10, 2007.

10.5 Form of Warrant issued by Patron Systems, Inc. in favor of Apex Investment Fund V, L.P. Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-KSB filed on April 10, 2007.

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


Date: May 21, 2007                      PATRON SYSTEMS, INC.
                                        --------------------
                                        (Registrant)


                                        /s/ Braden Waverley
                                        ----------------------------------------
                                        By:    Braden Waverley
                                        Its:   Chief Executive Officer


                                        /s/ Martin T. Johnson
                                        ----------------------------------------
                                        By:    Martin T. Johnson
                                        Its:    Chief Financial Officer